Form 10-Q
period 2021-09-30
Sizzle Acquisition Corp.
filed 2021-12-20
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41005

SIZZLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3418600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Georgia Avenue NW Washington DC 20011
(Address of Principal Executive Offices, including zip code)

(202) 846-0300
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one half of one redeemable warrant	SZZLU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	SZZL	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	SZZLW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of December 20, 2021, there were 21,770,600 shares of the Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

SIZZLE ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SIZZLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$21,181	$25,010
Total current assets	21,181	25,010
Deferred offering costs	412,579	91,479
Total assets	$433,760	$116,489

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$218,570	$20,450
Promissory Note - Related Party	200,992	72,811
Total current liabilities	419,562	93,261

Commitments and Contingencies (see Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,101,250 shares issued and 5,206,250 shares outstanding at September 30, 2021 and December 31, 2020 (1)	510	521
Additional paid-in capital	25,360	25,349
Accumulated deficit	(11,672)	(2,642)
Total stockholder’s equity	14,198	23,228
Total Liabilities and Stockholder’s Equity	$433,760	$116,489

(1)	Included up to 656,250 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 8, 2021 and forfeited the remainder (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three month period ended September 30, 2021	For the nine month period ended September 30, 2021
Formation and operating cost	$1,446	$9,030
Loss from Operations	(1,446)	(9,030)
Net loss	$(1,446)	$(9,030)

Basic and diluted weighted average shares outstanding (1)	4,829,865	4,931,245
Basic and diluted net income per common share	$0.00	$0.00

(1)	Excludes up to 656,250 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 8, 2021 and forfeited the remainder (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020 (unaudited)	5,206,250	$521	$25,349	$(2,642)	$23,228
Representative shares returned	(35,000)	(4)	4	—	—
Representative shares issued	140,000	14	(14)	—	—
Net loss	—	—	—	(1,089)	(1,089)
Balance as of March 31, 2021 (unaudited)	5,311,250	$531	$25,339	$(3,731)	$22,139
Net loss	—	—	—	(6,495)	(6,495)
Balance as of June 30, 2021 (unaudited)	5,311,250	531	25,339	(10,226)	15,644
Return of EBC shares	(210,000)	(21)	21	—	—
Net loss	—	—	—	(1,446)	(1,446)
Balance as of September 30, 2021 (unaudited)	5,101,250	$510	$25,360	$(11,672)	$14,198

(1)	Included up to 656,250 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 8, 2021 and forfeited the remainder (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(9,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by Sponsor loan	200
Changes in current assets and liabilities:
Accrued offering costs and expenses	5,001
Net cash used in operating activities	(3,829)

Net change in cash	(3,829)
Cash, beginning of the period	25,010
Cash, end of the period	$21,181

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by promissory note – related party	$127,982
Net representative shares issued	$52
Deferred offering costs included in accrued offering costs and expenses	$193,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 — Organization and Business Operations

Sizzle Acquisition Corp (the “Company”) was incorporated in Delaware on October 12, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2021 related to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is VO Sponsor, LLC (the “Sponsor”).

The registration statement for the Company’s Public Offering (the “Registration Statement”) was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated its Public Offering of 15,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of an aggregate of 770,000 shares (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) that closed simultaneously with the Public Offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder.

Transaction costs amounted to $11,381,337 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,337 of other cash offering costs.

The Company’s leadership has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Public Offering, including the proceeds from the sale of the Private Shares, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

Following the closing of the Public Offering on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the Public Offering, including the proceeds of the sale of the Private Shares, was deposited in the Trust Account.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), EarlyBirdCapital (“EBC”) Shares (as defined in Note 7) and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have up to 15 months from the closing of the Public Offering (the “Combination Period”) to complete an initial Business Combination. If it has not completed an initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to it but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.20 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $21,181 of cash in its operating bank account and a working capital deficit of $398,381. Following consummation of its Public Offering on November 8, 2021, the Company had $20,766 of cash in its operating bank account in addition to a Due from Sponsor in the amount of $2,287,318, which was wired to the Company’s bank account on November 9, 2021 (see Note 8). The Company had working capital of $1,632,496 as of November 8, 2021.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5), which was fully drawn down as of September 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the final prospectus for the Public Offering which contains the initial audited financial statements and notes thereto for the six months ended June 30, 2021 as filed with the SEC on November 8, 2021 as well as the Form 8-K with the audited balance sheet as of November 8, 2021 which was filed with the SEC on November 16, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

 Use of Estimates

 The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $21,181 in cash and no cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Deferred offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the Public Offering and were charged to temporary equity and stockholder’s equity based on the underlying instruments’ relative fair value upon the completion of the Public Offering. If the Public Offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Common Stock Subject to Possible Redemption

As of September 30, 2021, there were no shares of common stock subject to possible redemption issued or outstanding. The Company accounts for its shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholder’s equity. The Company’s shares of common stock sold in the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Net Loss Per Common Share

The Company applies the two-class method in calculating earnings per share, with one class being the redeemable shares and one class being the non-redeemable shares. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per common share is computed by dividing the pro rata net loss between the redeemable common stock and the non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 12, 2020 (inception) through September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On November 8, 2021, the Company consummated its Public Offering of 15,500,000 Units, which included the partial exercise of 2,000,000 of the underwriters’ full 2,025,000 over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $155,000,000. Each Unit consists of one share of common stock, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”) (see Note 8). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Note 4 — Private Shares

Simultaneously with the closing of the Public Offering and the sale of the Units, the Sponsor, and Cantor have purchased an aggregate of 770,000 Private Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $7,700,000. Of the total Private Placement Shares sold, 722,750 were purchased by the Sponsor and 47,250 were purchased by Cantor (see Note 8).

The proceeds from the Private Shares were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Shares are identical to the shares in the Units sold to the public, except that the purchasers of the Private Shares have also agreed not to transfer, assign or sell any of the Private Shares (except in connection with the same limited exceptions that the Founder Shares may be transferred as described below) until after the completion of the Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On November 20, 2020, the Sponsor paid $25,000 in consideration for 2,875,000 shares of common stock (the “Founder Shares”). On March 2, 2021, the Company effected a stock dividend of 1.25 for 1 for each common share held by the Sponsor, resulting in the Sponsor holding an aggregate of 3,593,750 common shares, of which up to 468,750 shares were subject to forfeiture. On September 15, 2021, the Company effected an additional 1.4 for 1 dividend, resulting in 5,031,250 Founder Shares, of which up to 656,250 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor collectively owns shares equal to 35% of the shares issued in the Public Offering.

Subsequent to these financial statements, on November 3, 2021, the Company effected an additional 1.08 for 1 dividend, and as a result, the Company’s initial stockholders held 5,433,750 Founder Shares, which included an aggregate of up to 708,750 shares subject to forfeiture (see Note 8). On November 8, 2021 the underwriter partially exercised their over-allotment option and purchased an additional 2,000,000 Units out of the 2,025,000 available to them and forfeited the remainder. As a result, 8,750 Founder Shares were forfeited resulting in aggregate Founder Shares outstanding of 5,425,000 (see Note 8).

The Company’s Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares or Private Shares until the date of the consummation of our initial Business Combination. The limited exceptions include transfers, assignments or sales to the Company’s or the Sponsor’s officers, directors, consultants or their affiliates, to an entity’s members upon its liquidation, to relatives and trusts for estate planning purposes, by virtue of the laws of descent and distribution upon death, pursuant to a qualified domestic relations order, to the Company for no value for cancellation in connection with the consummation of our initial Business Combination, or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to be bound by these transfer restrictions.

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the Public Offering or (iii) the date on which the Company determines not to proceed with the Public Offering. As of September 30, 2021, the company had $200,992 outstanding under the Promissory Note, which is now due on demand. The Sponsor acknowledged that the Company is not in default.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. As of September 30, 2021, no administrative fees had been recorded or paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and shares issued to EBC (“EBC Shares”), as well as the holders of any warrants the Company’s Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from lock up. The holders of a majority of the Founder Shares, EBC Shares, and warrants issued to the Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after consummation of the Business Combination. Notwithstanding anything to the contrary, EBC and Cantor may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the registration statement of which the prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination; provided, however, that EBC and Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Public Offering to purchase up to 2,025,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On November 8, 2021, the underwriters partially exercised this option and purchased an additional 2,000,000 Units and forfeited the remaining 25,000 available (see Note 8).

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the Public Offering, or $2,700,000 (which is capped at $2,700,000 with the remaining $405,000 deferred to the close of the Business Combination with the rest of the deferred underwriting discount due to the underwriters’ partial over-allotment exercise).

The underwriters will be entitled to a cash underwriting discount of 5.0% of the gross proceeds of the Public Offering, or $6,750,000 (or up to $8,167,500, inclusive of the $405,000 deferral noted above, if the underwriters’ over-allotment is exercised in full) upon consummation of the Business Combination.

Consulting and Advisory Services Fee

The Company engaged Cohen & Company Capital Markets (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Public Offering, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the Public Offering, net of underwriter’s expenses. This fee was deducted from the underwriting fees paid to Cantor as described above. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of our initial Business Combination. The Company has also engaged CCM as an advisor in connection with our initial Business Combination for which it will earn an advisory fee of 1.5% of the proceeds of the Public Offering payable at closing of the Business Combination, which will be deducted from the deferred underwriting fee paid to Cantor as described above. CCM’s fees will be offset from the underwriting fees described above and will not result in any incremental fees to the Company.

CCM is engaged to represent the Company’s interests only and did not participate in the Public Offering as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM did not acting as an underwriter in connection with the Public Offering, it did not identify or solicit potential investors in the Public Offering or otherwise be involved in the distribution of the Public Offering.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,101,250 and 5,206,250 shares of common stock issued and outstanding, respectively, including an aggregate of up to 468,750 shares are subject to forfeiture, so that the Sponsor collectively owns shares equal to 35% of the shares issued in the Public Offering. On September 15, 2021, the Company effected an additional 1.4 for 1 dividend. Subsequent to the date of these financial statements, on November 3, 2021, the Company effected an additional 1.08 for 1 dividend, and as a result, the Company’s initial stockholders hold 5,433,750 Founder Shares, which included an aggregate of up to 708,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part (see Note 8). On November 8, 2021 the underwriter partially exercised their over-allotment option and purchased an additional 2,000,000 Units out of the 2,025,000 available to them and forfeited the remainder. As a result, 8,750 Founder Shares were forfeited resulting in aggregate Founder Shares outstanding of 5,425,000 (see Note 8).

EBC Shares — On October 12, 2020, the Company issued to the designees of EBC 100,000 EBC Shares for nominal consideration. On March 2, 2021, the Company effected a 1.25 for 1 dividend resulting in 125,000 EBC Shares, 25,000 of which EBC returned to the Company, at no cost, resulting in 100,000 EBC shares. On March 9, 2021, the Company issued to EBC and its designees an additional 100,000 EBC Shares at a price of $0.0001 per share, resulting in 200,000 EBC Shares being outstanding.

On July 12, 2021, EBC returned 150,000 EBC Shares to the Company, at no cost, which were subsequently cancelled. This return resulted in EBC shares outstanding of 50,000 pre-dividend. The number of EBC Shares outstanding increased to 70,000 after giving effect to the stock dividend of 1.4 for 1 on September 15, 2021, which is what was outstanding as of September 30, 2021.

Subsequent to the date of these financials, the Company issued a stock dividend of 1.08 for 1 on November 3, 2021, which resulted in 75,600 EBC Shares outstanding (see Note 8).

The holders of the EBC Shares have agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial Business Combination. In addition, the holders of the EBC Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial Business Combination within the Combination Period.

Public Warrants — As of September 30, 2021 there were no Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable;

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third business day prior to the notice of redemption to the warrant holders;

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 3, 2021, the Company effected an additional 1.08 for 1 dividend, and as a result, the Company’s initial stockholders hold 5,433,750 Founder Shares, which included an aggregate of up to 708,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. Additionally, this dividend effected the EBC Shares outstanding which thus increased from 70,000 to 75,600.

On November 8, 2021, the Company consummated its Public Offering of 15,500,000 Units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of an aggregate of 770,000 shares (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) that closed simultaneously with the Public Offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. As a result, 8,750 Founder Shares were forfeited resulting in aggregate Founder Shares outstanding of 5,425,000.

Following the closing of the Public Offering on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the Public Offering, including the proceeds of the sale of the Private Shares, was deposited in the Trust Account.

On November 9, 2021, $2,287,318 of the net proceeds from the Public Offering and the proceeds of the sale of the Private Shares were deposited in the Company’s operating bank account for working capital needs which is presented as Due from Sponsor in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Sizzle Acquisition Corp.,” “our,” “us” or “we” refer to Sizzle Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on October 12, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

Our sponsor is VO Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement (the “Registration Statement”) for the Company’s initial public offering (the “Public Offering”) was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated its Public Offering of 15,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of an aggregate of 770,000 shares (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) that closed simultaneously with the Public Offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. Transaction costs amounted to $11,381,337 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,337 of other cash offering costs.

Simultaneously with the closing of the Public Offering, we consummated the sale of an aggregate of 770,000 shares of common stock (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to our Sponsor and to Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds to us of $7,700,000. Of the total Private Placement Shares sold, 722,750 were purchased by the Sponsor and 47,250 were purchased by Cantor.

Following the closing of the Public Offering on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the Public Offering and the proceeds of the sale of the Private Shares, was deposited in a Trust Account (“Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Shares will not be released from the Trust Account until the earliest of: (a) the completion of our initial Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial Business Combination within 15 months from the closing of the Public Offering (or 21 months from the closing of the IPO if we extend the period of time to consummate a Business Combination); or (ii) with respect to any other material provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of the public shares if we are unable to complete the initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will have up to 15 months from the closing of this offering to complete an initial Business Combination. If we have not completed an initial Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had $21,181 in cash and a working capital deficit of $398,381 (excluding deferred offering costs).

Our liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from our Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from our Sponsor of up to $150,000. After consummation of the Public Offering on November 8, 2021, we had $20,766 of cash in its operating bank account in addition to a Due from Sponsor in the amount of $2,287,318, which was wired to the Company’s bank account on November 9, 2021 (see Note 8), and working capital of $1,632,496. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from Public Offering filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Shares. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine month period ended September 30, 2021, we had net loss of approximately $9,030, which consisted of formation and operating costs. For the three month period ended September 30, 2021, we had a net loss of $1,446 consisting of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the Nasdaq Global Market, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the Founder Shares, Private Sharess, EBC Shares and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement dated November 8, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the Effective Date of the Registration Statement and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter had a 45-day option from the date of the Public Offering to purchase up to an aggregate of 2,025,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On November 8, 2021, the underwriters partially exercised this option and purchased an additional 2,000,000 Units and forfeited the remaining 25,000 available.

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the Public Offering, or $2,700,000 (which is capped at $2,700,000 with the remaining $405,000 deferred to the close of the Business Combination with the rest of the deferred underwriting discount due to the underwriters’ partial over-allotment exercise).

The underwriters will be entitled to a cash underwriting discount of 5.0% of the gross proceeds of the Public Offering, or $6,750,000 (or up to $8,167,500, inclusive of the $405,000 deferral noted above, if the underwriters’ over-allotment is exercised in full) upon consummation of the Business Combination.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering.  Offering costs are allocated to the separable financial instruments to be issued in the Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs amounted to $11,381,337 and were charged to stockholders’ deficit upon the completion of the Public Offering.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 708,750 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Derivative Financial Instruments

We evaluated the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

We evaluated the Public Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants will be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Public Offering filed with the SEC. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for the Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 21, 2020, we issued 2,875,000 Founder Shares to the Sponsor for $25,000 in cash, at a purchase price of approximately $0.009 per share, in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 8, 2021, the Company consummated its Public Offering of 15,500,000 Units at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option) and the sale of an aggregate of 770,000 Private Shares at a price of $10.00 per Private Share in a private placement to the Sponsor and Cantor that closed simultaneously with the Public Offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. The securities in the Public Offering were registered under the Securities Act on the Registration Statement.

Simultaneously with the closing of the Public Offering and the sale of the Units, the Sponsor and Cantor have purchased an aggregate of 770,000 Private Shares at a price of $10.00 per Private Share, for an aggregate purchase price of $7,700,000.

Of the gross proceeds received from the Public Offering, including the partial exercise of the over-allotment option, and the sale of the Private Shares, $158,100,000 was placed in the Trust Account.

We paid a total of $3,231,337 in underwriting discounts and commissions, excluding a deferred underwriting discount of $8,150,000, and $531,337 for other offering costs related to the Public Offering.

There has been no material change in the planned use of the proceeds from the Public Offering and the sale of the Private Shares as is described in the final prospectus included in the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sizzle Acquisition Corp.

December 20, 2021	By:	/ s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer