Form 10-K
period 2021-12-31
Sizzle Acquisition Corp.
filed 2022-04-15
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41005

SIZZLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3418600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Georgia Avenue NW Washington DC	20011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 846-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of common stock and one-half of one redeemable warrant	SZZLU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	SZZL	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	SZZLW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on November 4, 2021 and the registrant’s shares of common stock and warrants began trading on the Nasdaq Global Market on February 1, 2022. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on the Nasdaq Global Market was $157,480,000.

As of March 31, 2022, there were 21,770,600 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to the common stock of the Company, par value $0.0001;

●	“Continental” or “transfer agent” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock;

ii

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 8, 2021;

●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding EarlyBirdCapital, Inc.);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“leadership” or our “leadership team” refer to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the sale of 770,000 shares sold to the sponsor (as defined below) and Cantor Fitzgerald & Co. at a purchase price of $10.00 per private share;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchased public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on March 11, 2021 (File No. 333-254182), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” refer to VO Sponsor LLC, a company affiliated with our officers and directors;

●	“trust account” are to the U.S.-based trust account in which an amount of $158,100,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private shares was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“we,” “us,” “Company” or “our Company” are to Sizzle Acquisition Corp.

iii

PART I

Item 1. Business.

Overview

We are a Delaware blank check company incorporated in October 2020 whose business purpose is to effect our initial business combination.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we are currently focusing on the restaurant, hospitality, food and beverage, retail, consumer, food and food related technology and real estate industries such as “proptech,” including sectors that service or are connected to these industries in the United States and other developed countries. These industries complement our leadership team’s extensive background and we are capitalizing on the ability of our leadership team to identify and acquire a target business in such sectors.

We are focusing our initial business combination efforts on targets that (i) have strong brand and business fundamentals; (ii) may have been adversely affected by COVID-related shutdowns, but have a definable path forward; (iii) will benefit from our leadership team’s expertise in creating, building, marketing, distributing, leading and monetizing brands and products; (iv) will likely benefit from enhanced data gathering to support cross-channel distribution; and (v) can serve as a platform company to make future bolt-on acquisitions.

Initial Public Offering

On November 8, 2021, we consummated our initial public offering of 15,500,000 units. Each unit consists of one share of common stock, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $155,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 770,000 shares to our sponsor at a purchase price of $10.00 per private placement share, generating gross proceeds of $7,700,000.

A total of $158,100,000, comprised of $152,805,604.06 of the proceeds from the initial public offering and $5,294,395.94 of the proceeds of the sale of the private placement shares was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Steve Salis, our Chairman of the Board of Directors and Chief Executive Officer, and Jamie Karson, our Non-Executive Vice-Chairman of the Board of Directors. We must complete our initial business combination by February 8, 2023, which is 15 months from the closing of our initial public offering. If our initial business combination is not consummated by February 8, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

While we may acquire a business in any industry, our focus is in the restaurant, retail, consumer, tech, real estate, and hospitality industries. The leadership team has had demonstrable success over a period of years creating, buying and managing businesses in these industries. The leadership team has demonstrated an ability to spot undervalued assets in one or more of these industries. We also believe that businesses in these industries represent opportunities for growth and consolidation over the next 12-24 month period. Sales by businesses in these industries have been materially and adversely affected by COVID. While we expect overall rents to decrease as a percentage of sales, this will be offset by increased labor and increased operating costs due to high third-party delivery costs which represents a larger portion of the typical revenue mix. Revenue choppiness combined with increased costs will result in a number of companies and their owners weighing their strategic alternatives.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Large Market Opportunity. We are seeking to acquire one or more businesses that operate in large addressable markets. We believe operating in these market segments will create the opportunity for significant growth, including those with embedded or underexploited growth opportunities and those that may benefit from synergistic bolt-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage.

●	Strong Potential Competitive Position. We are focusing on acquisition targets that have the potential to develop a leading, growing or significant niche market position in their respective industries and that can form the foundation to add additional companies in the future. We are analyzing the strengths and weaknesses of target businesses relative to their competitors. We are seeking to acquire one or more businesses that we believe have the ability to demonstrate advantages such as improvements to quality of care or significant measurable cost savings when compared to their competitors, which may help to develop and increase their market position and profitability.

●	Experienced Management Team. We are seeking to acquire one or more businesses with a complete and experienced management team that provides a platform for us to further develop the acquired company. We are seeking to partner with a potential target’s management team and expect that the operating and financial abilities of our leadership team will complement the acquired company’s existing capabilities.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Strong Cash Flow. We are focusing on targets with cash flow metrics equal to or exceeding its public company competitors and which demonstrate a clear path to gaining market share and profitable growth.

●	Opportunity For Broader Consolidation. We are focusing on companies in underpenetrated market segments and distribution channels and present expansion opportunities for their existing brands. We are seeking to obtain high-level efficiencies for back-office, including but not limited to purchasing, HR, accounting and finance and construction management.

●	Strong Millennial/Gen Z Consumers Base; Use of Data. We believe that target companies with a core base of millennial and Gen Z consumers attract consumers of all different age groups. We believe that once the millennial and Gen Z consumer develops brand loyalty they will market the concept or product through social media platforms thus creating brand buzz on a cost efficient basis. We also believe that the use of data in consumer-facing businesses is becoming increasing important. We intend to find a suitable target where data collection around consumer preferences could potentially result in increased guest frequency, higher per person check averages and ultimately, higher revenues.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our leadership may deem relevant.

Effecting a Business Combination

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow stockholders to sell their shares to us in a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We will have until February 8, 2023 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.20 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to redeem their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until February 8, 2023 in order to be able to receive a pro rata share of the trust account.

Our sponsor, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, or their affiliates has indicated any intention to purchase units or shares of common stock in our initial public offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, sponsor, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, sponsor, and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of our initial public offering, or until February 8, 2023, to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Management believes that this condition raises substantial doubt about our ability to continue as a going concern.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 8, 2023 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, executive officers, directors or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following February 8, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.20 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.20 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after February 8, 2023 and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering and the sale of the private shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.20. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.20 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after February 8, 2023, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 8, 2023, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by February 8, 2023, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our initial public offering, approximately $158.1 million, was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our leadership believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers and one non-executive vice chairman of the board. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be spent in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least February 8, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●

we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of our internal control over financial reporting, we will not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by February 8, 2023;

●	if third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.20; and

●	our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 4201 Georgia Avenue NW, Washington DC 20011, and our telephone number is (202) 846-0300. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our executive officers for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols SZZLU, SZZL and SZZLW, respectively. Our units commenced public trading on November 4, 2021, and our public shares and public warrants commenced separate public trading on February 1, 2022.

(b)	Holders

On March 31, 2022, there was one holder of record of our units, four holders of record of shares of our common stock and one holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On November 8, 2021, pursuant to the Registration Statement, which was declared effective on November 3, 2021, the Company consummated its initial public offering of 15,500,000 units, including 2,000,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $155,000,000. Cantor Fitzgerald & Co. acted as sole book-runner and representative of the underwriters of the initial public offering.

A total of $158,100,000 of the proceeds from the initial public offering (which amount includes $8,150,000 of the underwriters’ deferred discount) and the sale of the private placement shares, was placed in a U.S.-based trust account at UBS Financial Services Inc., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Sizzle Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a newly organized blank check company incorporated on October 12, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Our sponsor is VO Sponsor, LLC, a Delaware limited liability company (the “sponsor”). The Registration Statement for the Company’s initial public offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated its initial public offering of 15,500,000 units at $10.00 per unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of an aggregate of 770,000 shares at a price of $10.00 per private placement share in a private placement to the sponsor and Cantor Fitzgerald & Co. (“Cantor”) that closed simultaneously with the initial public offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. Due to the partial exercise of the over-allotment option, the initial stockholders forfeited 8,750 founder shares. Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 770,000 shares of common stock at a price of $10.00 per private placement share in a private placement to our sponsor and to Cantor, generating gross proceeds to us of $7,700,000. Of the total private placement shares sold, 722,750 shares were purchased by the sponsor and 47,250 shares were purchased by Cantor.

Following the closing of the initial public offering on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the initial public offering and the proceeds of the sale of the private placement shares, was deposited in a trust account. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the initial public offering and the sale of the private placement shares will not be released from the trust account until the earliest of: (a) the completion of our initial business combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial business combination within 15 months from the closing of the initial public offering; or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (c) the redemption of the public shares if we are unable to complete the initial business combination within 15 months from the closing of the initial public offering, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the private placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a an initial business combination.

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

Liquidity and Capital Resources

As of December 31, 2021, we had $1,046,646 in cash and a working capital of $1,079,831 (excluding franchise tax payable).

Our liquidity needs up to December 31, 2021 have been satisfied through a payment from the sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the sponsor of $150,000, which was fully drawn down as of December 31, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination or one year from filing the initial public offering. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Going Concern

The Company has until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after February 8, 2023.

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2021 relates to our formation and the initial public offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and the sale of the private placement shares. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net loss of $888,941, which consisted of formation and operating costs of $897,298, offset by interest income on trust account of $ 8,357.

For the period from October 12, 2020 (inception) to December 31, 2020, we had a net loss of $2,642, relating to formation and operating costs.

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

Registration Rights

The holders of the founder shares, private placement shares, EarlyBirdCapital, Inc.’s shares (“EBC Shares”) and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement dated November 8, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the Registration Statement and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter had a 45-day option from the date of the initial public offering to purchase up to an aggregate of 2,025,000 additional units at the public offering price less the underwriting commissions to cover over-allotments, if any. On November 8, 2021, the underwriters partially exercised this option and purchased an additional 2,000,000 units and forfeited the remaining 25,000 available.

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the initial public offering, or $2,700,000 (which is capped at $2,700,000 with the remaining $400,000 deferred to the close of the initial business combination with the rest of the deferred underwriting discount due to the underwriters’ partial over-allotment exercise). The underwriters will be entitled to a cash underwriting discount of 5.0% of the gross proceeds of the initial public offering, or $8,150,000 (inclusive of the $400,000 deferral noted above) upon consummation of the initial business combination.

Critical Accounting Policies

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the initial public offering and were charged to temporary equity and stockholders’ equity (deficit) based on the underlying instruments’ relative fair value upon the completion of the initial public offering. If the initial public offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Warrant Liability

We evaluated the public warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the public warrants from being accounted for as components of equity. As the public warrants meet the definition of a derivative as contemplated in ASC 815, the public warrants will be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Our financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). Our shares of common stock sold in the initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Net Loss Per Common Stock

We apply the two-class method in calculating earnings per share, with one class being the redeemable shares and one class being the non-redeemable shares. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per common stock is computed by dividing the pro rata net loss between the redeemable common stock and the non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the initial public offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on October 12, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement shares held in the trust account at UBS Financial Services Inc., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2021. The Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2021, and that there was a material weakness as identified in this Report, we believe that our consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Steve Salis	38	Chairman of the Board of Directors and Chief Executive Officer
Jamie Karson	64	Non-Executive Vice-Chairman of the Board of Directors
Daniel Lee	42	Head of Business Development
Nestor Nova	41	Chief Financial Officer
Karen Kelley	56	Director
Warren Thompson	62	Director
David Perlin	59	Director
Carolyn Trabuco	52	Director

The experience of our directors and executive officers is as follows:

Steve Salis has served as our Chairman and Chief Executive Officer since inception. Mr. Salis serves as the CEO of Salis Holdings, LLC, a company he founded in 2015. Salis Holdings, LLC is a privately-held multi-brand, multi-platform holding company, which owns restaurants and hospitality assets in Washington D.C. and acquires brands with a high price and value correlation for sale through multiple distribution channels. Prior to founding Salis Holdings, Mr. Salis co-founded &pizza in July 2011, a fast casual pizza brand which delivers individual pizzas cooked within 90 seconds, and served as its CEO from July 2011 to March 2015. As CEO, he assembled successful leadership teams, implemented business and personnel evaluation tools and communicated on a regular basis with the investment community. Additionally, since November 2016, he has served as the Chairman, President, and owner of Kramerbooks, a 44 year old bookstore in Washington D.C. Prior to &pizza, Mr. Salis nurtured his entrepreneurial spirit in New York City where he worked in the restaurant and hospitality space learning the business from the ground up, working with acclaimed operators, including how to evaluate key operating and acquisition metrics for restaurant and hospitality companies. Mr. Salis attended the University of New Hampshire from 2002-2004 where he studied Economics and Business Administration.

Jamie Karson has served as our Non-Executive Vice Chairman since inception. Mr. Karson has served as Executive Chairman of Salis Holdings since June 2018, a multi-brand, multi-platform holding company. Mr. Karson and Mr. Salis work closely together on a day to day basis. Mr. Karson assists in analyzing operating performance while working with the team, on all aspects of the business, including analyzing potential acquisitions and strategic partnerships. This includes negotiating strategic initiatives with funding sources such as private equity partners, family officers, and commercial banks. From 2001 to May 2008, Mr. Karson was the CEO and Chairman of the Board of Steve Madden, where he partnered with the executive team, developing and acquiring new brands and new channels of distribution, making retail store openings and closing decisions, managing shareholder communications and relationships, and oversight. Additionally, from January 2009 to January 2014, he was the CEO and COO of Think Pink, LLC which operated 5 QSR Pinkberry restaurants in Connecticut where his responsibilities including all hiring and firing, making all real estate decisions, financial modeling and negotiation of the sale of the Company. From August 2015 to September 2017, Mr. Karson served as the CEO and Chairman of the Board of Original Soupman (QTCQV:SOUP) where he increased annual revenues and cut monthly loses by establishing distribution in key supermarket chains around the country including Kroger, Publix, ShopRite, Wegmans, Stop & Shop, and Costco. SOUP filed a petition under Chapter 11 of the federal Bankruptcy Code in June 2017, which resulted in a sale of the assets of the company to an investor group as part of the formal bankruptcy auction process in October, 2017. After the sale was completed, the bankruptcy case ultimately converted into a Chapter 7. Mr. Karson left the company after the bankruptcy sale was completed in October 2017. From October 2017 to June 2018, Mr. Karson served as an independent consultant. Mr. Karson received a B.A. in Political Science from the University of North Carolina, Chapel Hill and his J.D. from New York Law School.

Daniel Lee has served as our Head of Business and Corporate Development since November 2021. Since May 2018, Mr. Lee has been SVP of Business Development at Salis Holdings LLC, where he works on potential acquisitions and financings for the company. Since December 2016, Mr. Lee has been a Managing Partner at Candlelight Capital Advisors, LLC, an advisory and consulting firm providing outsourced business strategy and corporate development services for media, technology and consumer companies. Mr. Lee served as the CFO of RiskSpan, Inc. from December 2017 to April 2019 and previously as the Director of Finance from December 2016 to November 2017. At RiskSpan, Inc. he lead corporate finance functions, including business planning and budgeting, financial forecasting, cash flow management, and reporting for senior leadership and private equity investors. From October 2016 to August 2016, Mr. Lee was a partner at an early-stage venture firm in Washington D.C., NextGen Venture Partners, LLC which focused on technology-enabled startups. Before NextGen, Mr. Lee was an Equity Analyst at Profit Investment Management from November 2011 to December 2012, before becoming a Senior Equity Analyst in December 2012 where he was responsible for identifying, analyzing and recommending new investment ideas for the financial, financial technology and industrial sectors, until September 2015. Mr. Lee received a B.A. in Economics from the University of Virginia.

Nestor Nova has served as our Chief Financial Officer since September 2021. From December 2014 to September 2021, Mr. Nova served as Chief Financial Officer of Nando’s Restaurant Group, where he led the growth and transformation of the North American organization and franchise locations of Nandos Peri Peri Chicken. From September 2013 to December 2014, Mr. Nova was the Finance Director Operations, Strategy and Business Development at Margaritaville, Landshark Hospitality, where he was responsible for the implementation of a company-wide data warehouse and business intelligence tools. Additionally, from November 2010 until September 2013, Mr. Nova was the Director of Finance and Accounting at Earl Enterprises, which owns restaurants such as Buca di Beppo, Planet Hollywood, Earl of Sandwich, among others. Prior to this, Mr. Nova served in multiple finance roles for Universal Studios and Ginn Resorts. Mr. Nova holds a B.A. in Economics from the University of Central Florida, a Master’s degree in Business Administration from Webster University, and an Executive Education from Harvard University focused on Driving Corporate Performance.

Karen Kelley has served as one of our directors since November 2021. Currently, she is the COO of Jack’s Family Restaurants, a 200+ unit southern American fast casual chain based in Birmingham, Alabama. As COO since May 2020, she is responsible for all aspects of operations including human resources and field operations leadership. She also is responsible for centralized operation support such as training and supply chain. Prior to Jack’s, she served as the Chief Restaurant Operation Officer of Panera Bread from December 2018 to May 2020, responsible for operations of over 2,000 restaurants with full profit and loss responsibility. Additionally, she was the President and COO of Tatte Bakery from February 2018 to August 2018 and the President and COO of Sweetgreen from December 2013 to February 2018. She was also the president of DryBar and the COO of both Pinkberry and Jamba Juice. She has evaluated dozens of restaurant and hospitality opportunities over the past 20+ years and is highly respected throughout the industry. Ms. Kelley attended the University of Colorado for two years. Ms. Kelley is well qualified to serve on our Board due to her extensive leadership and development experience in the hospitality and customer services industry.

Warren Thompson has served as one of our directors since November 2021. Currently, Mr. Thompson is President and Chairman of Thompson Hospitality Corporation, the largest minority-owned food service and facilities management company in the U.S., where he began in October 1992. Mr. Thompson has been a member of the board of directors for Compass Group North America, a foodservice and support services company, since October 1997. Additionally, Mr. Thompson has been the owner and an officer of Professional Crew Services LLC, a support services company, since April 2017. Also, since June 2017, Mr. Thompson has been the owner and an officer at Innovate Food Group LLC. Mr. Thompson has been a member of the board of directors at Duke Realty since April 2019 and of Performance Food Group Company since November 2020. Mr. Thompson received his Bachelor of Arts in Managerial Economics from Hampden-Sydney College and holds an MBA from the University of Virginia’s Darden School of Business Administration. Mr. Thompson is well qualified to serve on the Board due to his experience in the food and beverage industries.

David Perlin has served as one of our directors since November 2021. Currently, Mr. Perlin is a Senior VP at Shepherd Kaplan Krochuk, LLC, an SEC Registered Investment Advisor based in Boston, where he began in January 2020. From April 2016 to December 2019, he was the CEO of Pearl Investment Partners, a multi-family office investment firm and RIA, which he founded in 2016. From April 2013 to April 2016, he was SVP and a Managing Director at Goldman Sachs, in the private wealth management division. From June 2004 to December 2006, Mr. Perlin was a trader and partner at Keel Capital, a long-short equity fund. Additionally, Mr. Perlin has served as the Vice Chairman of the Board of Teach for America, a non-profit in the D.C. Region, since January 2019. Mr. Perlin received a B.S. in Accounting from New York University and an M.B.A. from New York University, Stern School of Business. Mr. Perlin is well qualified to serve on the Board due to his experience as an investment advisory and wealth management experience.

Carolyn Trabuco has served as one of our directors since December 2021. Ms. Trabuco served as an advisor to the Company until her appointment to the board of directors. Currently, Ms. Trabuco is Co-Founder and Independent Member of Public Company Board of Directors at Azul Brazilian Airline (“Azul”), where she has been since April 2007. Ms. Trabuco serves as Compensation Committee Chair, where she is responsible to oversee and approve all aspects of executive remuneration and remuneration philosophy using proprietary KPIs, and Corporate Social Responsibility Leader, where she orients, delegates, and empowers ESG efforts around issues that impact the airline and its role in society. Since December 2017, Ms. Trabuco has served as Principal and Founder of Thistledown Advisory Group, LLC, a research consulting firm. Since August 2020, Ms. Trabuco has served as Business Development Sector Leader for Aerospace & Defense, Advanced Manufacturing at AdvanceCT, where she established a state level business recruitment and retention practice for the advanced manufacturing and aerospace and defense industry sectors. From June 2016 to December 2016, Ms. Trabuco served as Managing Director under temporary assignment at Cornerstone Capital Group, where she authored a white paper commissioned by Stewart Investors, an active, long-only equity manager, that modeled the use of pre-financial ESG measures as a framework to forecast risks related to financial performance of 20 global oil and mining resources companies. Ms. Trabuco graduated from Georgetown University with a B.S. in Art History and an M.B.A. from Sacred Heart University in Public Administration.

Strategic Advisors

Geovannie Concepcion has served as one of our strategic advisors since November 2021. Mr. Concepcion is an accomplished restaurant executive with a strong background in professional investing. Mr. Concepcion currently serves as the President and CEO of The Greene Turtle Franchising Corporation, a private equity held restaurant platform company based in the Mid-Atlantic. Previously, he served as the Chief Operating Officer of Famous Dave’s of America, a publicly traded franchise concept with over 150 locations nationwide. In his role as COO, Mr. Concepcion oversaw all day-to-day operations and led a digital transformation resulting in positive same store sales comps in company owned locations for six consecutive quarters after a multiyear decline. Prior to serving as COO of Famous Dave’s, Mr. Concepcion served as the VP of Development where he had primary responsibility for executing on the company’s store optimization and refranchising efforts. In addition, he led the company’s national efforts with third party delivery, online ordering and digital marketing. Before joining Famous Dave’s, Mr. Concepcion served in various capacities with Wexford Capital LP, a registered investment advisor, in the Private Equity and Real Estate Groups as well as the Global Macro Hedge Funds from June 2009 until April 2016. Mr. Concepcion graduated from DePaul University with a B.S. in Accounting.

Rick Camac has served as one of our strategic advisors since November 2021. Since April 2018, Mr. Camac has served as the Dean of the New York Institute of Culinary Education, a leader in the culinary and hospitality industry, maintaining an active and robust alumni of supporters. Prior thereto from May 2016 to February 2017, Mr. Camac was the Vice President of Concept Development as Asthetique Hospitality, where he developed brands, built teams, and sourced locations to bring together new investments. From September 2004 to July 2016, Mr. Camac concentrated on operations, sales, brand development and talent acquisition as a Partner at Fatty Crew.

Kevin Mulcahy has served as one of our strategic advisors since March 2022. Since September 2019, Mr. Mulcahy has served as Partner and Co-Founder of MBN Brands, a consumer-focused investment firm with more than 120 current restaurants under ownership across several leading franchise brands. Prior thereto from September 2017 to September 2019, Mr. Mulcahy worked at Citadel Investment Group, where he focused on public market software investments. From July 2015 to September 2017, Mr. Mulcahy worked at Falcon Edge Capital. Mr. Mulcahy graduated from Princeton University with a A.B. in Economics and an M.B.A. from Columbia University.

Our advisors are currently (i) assisting us in sourcing and negotiating with potential business combination targets, (ii) providing their business insights when we assess potential business combination targets and (iii) upon our request, providing their business insights as we work to create additional value in the businesses that we acquire. However, they have no written advisory agreement with us. Additionally, our advisors have no other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he or she has fiduciary or contractual obligations, he or she will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We currently have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq.

The term of office of the Class A directors, consisting of David Perlin and Carolyn Trabuco, will expire at our first annual meeting of stockholders. The term of office of Class B directors, consisting of Karen Kelley and Warren Thompson, will expire at the second annual meeting of stockholders. The term of office of the Class C directors, consisting of Messrs. Salis and Karson, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors, which consists of Karen Kelley, Carolyn Trabuco, and David Perlin, each of whom is an independent director under Nasdaq’s listing standards. Mr. Perlin chairs the Audit Committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K, including this Report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our leadership team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Perlin qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC and has accounting or related financial management expertise.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Karen Kelley and David Perlin, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Karen Kelley, Warren Thompson, Carolyn Trabuco and David Perlin. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website at https://sizzlespac.com/. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. We pay VO Leadership II, Inc., an affiliate of our executive officers, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We may also pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination with such fee to be determined in an arms’ length negotiation based on the terms of the business combination.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the up to $150,000 loan made by our sponsor to us, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our leadership team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our leadership team who remain with us may be paid consulting, leadership or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,770,600 shares of our common stock, issued and outstanding as of March 31, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Steve Salis (2)	6,147,750	28.24%
Jamie Karson (2)	6,147,750	28.24%
Karen Kelly (3)	—	—
David Perlin (3)	—	—
Warren Thompson (3)	—	—
Daniel Lee (3)	—	—
Nestor Nova (3)	—	—
Carolyn Trabuco (3)	—	—
VO Sponsor, LLC	6,147,750	28.24%
All directors and executive officers as a group (8 individuals) (2)	6,147,750	28.24%

Other 5% Stockholders
Saba Capital Management, L.P. (4)	1,218,912	5.60%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Sizzle Acquisition Corp., 4201 Georgia Ave NW, Washington DC 20011.
(2)	Represents securities held by VO Sponsor, LLC, our sponsor, of which Steve Salis and Jamie Karson are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Messrs. Salis and Karson. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(3)	Does not include any securities held by VO Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	According to a Schedule 13G/A filed on February 14, 2022, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC acquired 1,218,912 shares of common stock. The business address for each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

None.

 Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In October 2020, we issued an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share, to our initial stockholders. On March 2, 2021, we effected a 1.25 for 1 dividend, and as a result our initial stockholders held 3,593,750 founder shares of our common stock. On September 15, 2021, we effected an additional 1.4 for 1 dividend, and as a result our initial stockholders hold 5,031,250 founder shares. The founder shares held by our initial stockholders includes an aggregate of up to 656,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our initial stockholders will continue to own shares equal to 35% of the shares issued in our initial public offering (excluding the private shares and assuming the initial stockholders did not purchase units in our initial public offering). In November 2021, the Company effected a stock dividend of 1.08 shares for each share of common stock outstanding, resulting in our sponsor holding an aggregate of 5,425,000 founder shares (excluding the 8,750 shares forfeited due to a partial exercise by the underwriters of its over-allotment option)

Our sponsor and Cantor purchased an aggregate of 770,000 private shares (722,750 shares by our sponsor and 47,250 shares by Cantor for a total purchase price of $7,700,000). This purchase took place on a private placement basis simultaneously with the consummation of our initial public offering. The purchase price for the private shares was deposited into the trust account simultaneously with the consummation of our initial public offering. Our sponsor has agreed not to assign or sell any of the private shares (except to certain permitted transferees) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares will likely be worthless.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. These shares would be identical to the private shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founder shares issued and outstanding on the date of the Registration Statement, as well as the holders of the private shares and any shares of common stock our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of our initial public offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares and private shares can elect to exercise these registration rights at any time commencing on the closing of the business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On December 19, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the initial public offering or (iii) the date on which the Company determines not to proceed with the initial public offering. As of December 31, 2021, the company had $153,127 outstanding under the note, which is now due on demand. The Sponsor acknowledged that the Company is not in default.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

We may also pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination with such fee to be determined in an arms’ length negotiation based on the terms of the business combination.

Other than the payments to Cohen & Company Capital Markets, an affiliate of a passive member of the sponsor, $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and repayment of the up to $150,000 loan, no compensation or fees of any kind will be paid to our sponsor, members of our leadership team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our leadership team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Currently, David Perlin, Karen Kelley, Carolyn Trabuco, and Warren Thompson are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $44,805. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $46,350. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We paid Marcum $7,210 for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F -2

Balance Sheets as of December 31, 2021 and 2020	F -3

Statements of Operations for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F -4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F -5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F -6

Notes to Financial Statements	F -7

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

SIZZLE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F -2

Balance Sheets as of December 31, 2021 and 2020	F -3

Statements of Operations for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F -4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F -5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F -6

Notes to Financial Statements	F -7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sizzle Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sizzle Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by February 8, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
April 15, 2022

SIZZLE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Cash	$1,046,646	$25,010
Prepaid expenses	362,242	—
Total current assets	1,408,888	25,010
Deferred offering cost	—	91,479
Prepaid expenses – non-current portion	35,656	—
Investments held in trust account	158,108,357	—
Total assets	$159,552,901	$116,489

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Accrued offering costs and expenses	$253,284	$20,450
Promissory Note - Related Party	153,127	72,811
Total current liabilities	406,411	93,261
Deferred underwriters’ fee	8,150,000	—
Total non-current liabilities	8,556,411	93,261

Commitments and Contingencies (see Note 6)
Common stock subject to possible redemption, 15,500,000 shares at redemption value of $10.20 per share	158,100,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 15,500,000 shares subject to possible redemption) and 5,622,750 shares outstanding at December 31, 2021 and December 31, 2020, respectively	627	562
Additional paid-in capital	—	25,308
Accumulated deficit	(7,104,137)	(2,642)
Total stockholders’ equity (deficit)	(7,103,510)	23,228
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$159,552,901	$116,489

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from October 12, 2020 (inception) through December 31, 2020
Formation and operating cost	$897,298	$2,642
Loss from Operations	(897,298)	(2,642)

Other income
Interest income	8,357	—

Net loss	$(888,941)	$(2,642)

Basic and diluted weighted average shares outstanding, redeemable common stock	2,293,151	—
Basic and diluted net loss per common stock, redeemable common stock	$(0.14)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,195,998	3,006,500
Basic and diluted net loss per common stock, non-redeemable common stock	$(0.14)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM OCTOBER 12, 2020

(INCEPTION) THROUGH DECEMBER 31, 2020

					Total
	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 12, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,433,750	543	24,457	—	25,000
Issuance of representative shares	189,000	19	851	—	870
Net loss	—	—	—	(2,642)	(2,642)
Balance as of December 31, 2020	5,622,750	562	25,308	(2,642)	23,228
Private Placement Shares sold	770,000	78	7,699,922	—	7,700,000
Representative shares issued	151,200	15	(15)	—	—
Representative shares returned	(264,600)	(27)	27	—	—
Forfeiture of founder shares	(8,750)	(1)	1	—	—
Proceeds allocated to public warrants	—	—	6,062,414	—	6,062,414
Issuance costs allocated to public warrants	—	—	(445,147)	—	(445,147)
Reimbursement of company expenses by the underwriter	—	—	543,450	—	543,450
Remeasurement of common stock subject to possible redemption amount	—	—	(13,885,960)	(6,212,554)	(20,098,514)
Net loss	—	—	—	(888,941)	(888,941)
Balance as of December 31, 2021	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 12, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(888,941)	$(2,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs by related party	346	2,642
Reimbursement of company expenses by underwriter	543,450	—
Interest earned on cash and marketable securities held in Trust Account	(8,357)	—
Changes in current assets and liabilities:
Prepaid expenses	(397,898)	—
Accrued offering costs and expenses	181,017	—
Net cash used in operating activities	(570,383)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(158,100,000)	—
Net cash used in investing activities	(158,100,000)	—

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	152,300,000	25,010
Proceeds from private placement	7,700,000	—
Payment of promissory note	(118,285)	—
Payment of deferred offering cost	(189,696)
Net cash provided by financing activities	159,692,019	25,010

Net change in cash	1,021,636	25,010
Cash, beginning of the period	25,010	—
Cash, end of the period	$1,046,646	$25,010

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note – related party	$5,000	$70,169
Deferred offering costs included in accrued offering costs and expenses	$218,693	$20,450
Deferred underwriting fee charged to additional paid-in capital	$8,150,000	$—
Deferred offering costs closed to additional paid-in capital	$531,247	$—
Accrued expenses paid by promissory note - related party	$166,876	$—

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

Note 1 — Organization and Business Operations

Sizzle Acquisition Corp. (the “Company”) was incorporated in Delaware on October 12, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2021 related to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,046,646 of cash in its operating bank account and a working capital of $1,079,831 (excluding franchise tax payable).

The Company’s liquidity needs up to December 31, 2021 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5), which was fully drawn down as of December 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after February 8, 2023.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,046,646 in cash and no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less.  During the year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the Public Offering and were charged to temporary equity and stockholders’ equity (deficit) based on the underlying instruments’ relative fair value upon the completion of the Public Offering. If the Public Offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on December 31, 2021 are classified as Level 1 and are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$158,107,411	$2,792	$—	$158,110,203

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). The Company’s shares of common stock sold in the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

All of the 15,500,000 common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2021, all shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

The common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Gross Proceeds	$155,000,000
Less:
Fair Value of public warrants	(6,062,414)
Common stock issuance costs	(10,936,100)
Plus:
Remeasurement of carrying value to redemption value	20,098,514
Common stock subject to possible redemption	$158,100,000

Net Loss Per Common Stock

The Company applies the two-class method in calculating earnings per share, with one class being the redeemable shares and one class being the non-redeemable shares. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per common stock is computed by dividing the pro rata net loss between the redeemable common stock and the non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Reconciliation of Net Loss per Common Stock

The Company’s net loss is adjusted for the portion of net loss that is allocable to each class of common stock. The allocable net loss is calculated by multiplying net loss by the ratio of weighted average number of shares outstanding attributable to  common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted loss per common stock is calculated as follows:

	For the year ended December 31, 2021	For the period from October 12, 2020 (inception) to December 31, 2020
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(314,136)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	2,293,151	—
Basic and diluted net loss per common stock	$(0.14)	$—
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(574,805)	$(2,642)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,195,998	3,006,500
Basic and diluted net loss per common stock	$(0.14)	$(0.00)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, including funds held in Trust on behalf of the Company, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 8, 2021, the Company consummated its Public Offering of 15,500,000 Units, which included the partial exercise of 2,000,000 of the underwriters’ full 2,025,000 over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $155,000,000. Each Unit consists of one share of common stock, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

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

Note 5 — Related Party Transactions

Founder Shares

On November 20, 2020, the Sponsor paid $25,000 in consideration for 2,875,000 shares of common stock (the “Founder Shares”). On March 2, 2021, the Company effected a stock dividend of 1.25 for 1 for each common stock held by the Sponsor, resulting in the Sponsor holding an aggregate of 3,593,750 common stock, of which up to 468,750 shares were subject to forfeiture. On September 15, 2021, the Company effected an additional 1.4 for 1 dividend, resulting in 5,031,250 Founder Shares, of which up to 656,250 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor collectively owns shares equal to 35% of the shares issued in the Public Offering.

On November 3, 2021, the Company effected an additional 1.08 for 1 dividend, and as a result, the Company’s initial stockholders held 5,433,750 Founder Shares, which included an aggregate of up to 708,750 shares subject to forfeiture. On November 8, 2021 the underwriter partially exercised their over-allotment option and purchased an additional 2,000,000 Units out of the 2,025,000 available to them and forfeited the remainder. As a result, 8,750 Founder Shares were forfeited resulting in aggregate Founder Shares outstanding of 5,425,000.

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

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the Public Offering. As of December 31, 2021, the Company had $153,127 outstanding under the Promissory Note, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. As of December 31, 2021, $20,000 had been recorded or paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no such Working Capital Loans were outstanding.

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

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the Public Offering, or $2,700,000 (which is capped at $2,700,000 with the remaining $400,000 deferred to the close of the Business Combination with the rest of the deferred underwriting discount due to the underwriters’ partial over-allotment exercise).

The underwriters will be entitled to a cash underwriting discount of 5.0% of the gross proceeds of the Public Offering, or $6,750,000 (or up to $8,150,000, inclusive of the $400,000 deferral noted above, if the underwriters’ over-allotment is exercised in full) upon consummation of the Business Combination.

The underwriters agreed to reimburse the Company a portion of expenses related to the IPO. A total of $543,450 was reimbursed to the Company by the underwriters in pursuant of this agreement.

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

CCM is engaged to represent the Company’s interests only and did not participate in the Public Offering as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM did not act as an underwriter in connection with the Public Offering, it did not identify or solicit potential investors in the Public Offering or otherwise be involved in the distribution of the Public Offering.

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 6,270,600 and 5,622,750 shares of common stock issued and outstanding, respectively, including an aggregate of up to 708,750 shares are subject to forfeiture, so that the Sponsor collectively owns shares equal to 35% of the shares issued in the Public Offering. On September 15, 2021, the Company effected an additional 1.4 for 1 dividend. On November 3, 2021, the Company effected an additional 1.08 for 1 dividend, and as a result, the Company’s initial stockholders hold 5,433,750 Founder Shares, which included an aggregate of up to 708,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. On November 8, 2021 the underwriter partially exercised their over-allotment option and purchased an additional 2,000,000 Units out of the 2,025,000 available to them and forfeited the remainder. As a result, 8,750 Founder Shares were forfeited resulting in aggregate Founder Shares outstanding of 5,425,000.

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

On July 12, 2021, EBC returned 150,000 EBC Shares to the Company, at no cost, which were subsequently cancelled. This return resulted in EBC shares outstanding of 50,000 pre-dividend. The number of EBC Shares outstanding increased to 70,000 after giving effect to the stock dividend of 1.4 for 1 on September 15, 2021, which is what was outstanding as of September 30, 2021. On November 3, 2021, the Company issued a stock dividend of 1.08 for 1, which resulted in 75,600 EBC Shares outstanding.

The Company accounted for the EBC Shares as a charge directly to stockholder’s equity. The Company estimated the fair value of representative shares to be $870.

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

Public Warrants — As of December 31, 2021 there were no Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$170,381
Federal net operating loss	16,297
Total deferred tax asset	186,678	—
Valuation allowance	(186,678)	—
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—
Deferred	(186,678)	—
State
Current	—
Deferred	—
Change in valuation allowance	186,678	—
Income tax provision	$—

The Company’s federal net operating loss carryforward as of December 31, 2021 amounted to $77,604 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $186,678.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	$21.00%	21.00%
State taxes, net of federal tax benefit	—
Permanent book/tax differences and other	—	(21.00)%
Change in valuation allowance	(21.00)%
Income tax provision	$—

The Company files income tax returns in the U.S. federal jurisdiction, in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 15, 2022, the Company entered into a letter agreement (the “Agreement”) with Bruderman Advisory Group, LLC (“Bruderman”), pursuant to which Bruderman is engaged to act as the Company’s advisor, on a nonexclusive basis, in connection with the Company’s Business Combination. Upon the consummation of a Business Combination with an entity that Bruderman introduced to the Company, the Company agreed to pay Bruderman 1% of the total consideration paid or transferred with respect to the Business Combination. The Agreement may be terminated at any time; however, Bruderman is entitled to its 1% fee if at any time prior to 12 months after the termination of the Agreement, the Company consummates the Business Combination with an entity introduced by Bruderman or enters into a letter agreement to consummate a Business Combination with an entity introduced by Bruderman that is later consummated.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors, and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Promissory Note. (1)
10.4	Registration Rights Agreement, dated November 3, 2021, by and among the Company and certain security holders. (3)
10.5	Administrative Support Agreement, dated November 3, 2021, by and between the Company and VO Sponsor, LLC. (3)
10.6	Private Placement Shares Subscription Agreement, dated November 3, 2021, by and between the Company and the Sponsor. (3)
10.7	Private Placement Shares Subscription Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co. (3)
10.8	Form of Indemnification Agreement. (2)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
99.3	Nomination Committee Charter (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
1.01.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on March 11, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 19, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2022	SIZZLE ACQUISITION CORP.

	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steve Salis	Chairman and Chief Executive Officer	April 15, 2022
Steve Salis	(Principal Executive Officer)

/s/ Nestor Nova	Chief Financial Officer	April 15, 2022
Nestor Nova	(Principal Financial and Accounting Officer)

/s/ Jamie Karson	Vice Chairman	April 15, 2022
Jamie Karson

/s/ Karen Kelly	Director	April 15, 2022
Karen Kelly

/s/ Warren Thompson	Director	April 15, 2022
Warren Thompson

/s/ David Perlin	Director	April 15, 2022
David Perlin

/s/ Carolyn Trabuco	Director	April 15, 2022
Carolyn Trabuco