Form 10-Q
period 2022-03-31
Sizzle Acquisition Corp.
filed 2022-05-23
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 21,770,600 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SIZZLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$781,671	$1,046,646
Prepaid expenses	354,009	362,242
Total current assets	1,135,680	1,408,888
Prepaid expenses – non-current portion	—	35,656
Investments held in Trust Account	158,172,761	158,108,357
Total assets	$159,308,441	$159,552,901

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$178,532	$253,284
Promissory Note - related party	153,127	153,127
Total current liabilities	331,659	406,411
Deferred underwriters’ fee	8,150,000	8,150,000
Total liabilities	8,481,659	8,556,411

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,500,000 shares at redemption value of $10.20 per share	158,100,000	158,100,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 15,500,000 shares subject to possible redemption)	627	627
Additional paid-in capital	—	—
Accumulated deficit	(7,273,845)	(7,104,137)
Total stockholders’ deficit	(7,273,218)	(7,103,510)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$159,308,441	$159,552,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating cost	$234,112	$1,089
Loss from Operations	(234,112)	(1,089)

Other income
Interest income	64,404	—

Net loss	$(169,708)	$(1,089)

Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	—
Basic and diluted net loss per common stock, redeemable common stock	$(0.01)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock, subject to redemption	6,270,600	3,240,139
Basic and diluted net loss per common stock, non-redeemable common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)
Net loss	—	—	—	(169,708)	(169,708)
Balance as of March 31, 2022	6,270,600	627	—	(7,273,845)	(7,273,218)

Balance as of January 1, 2021	5,622,750	562	25,308	(2,642)	23,228
Representative shares returned	(37,800)	(4)	4	—	—
Representative shares issued	151,200	15	(15)	—	—
Net loss	—	—	—	(1,089)	(1,089)
Balance as of March 31, 2021	5,736,150	$573	$25,297	$(3,731)	$22,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from operating activities:
Net loss	$(169,708)	$(1,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(64,404)	—
Changes in current assets and liabilities:
Prepaid expenses	43,889	—
Accrued offering costs and expenses	(74,752)	—
Net cash used in operating activities	(264,975)	(1,089)

Net change in cash	(264,975)	(1,089)
Cash, beginning of the period	1,046,646	25,010
Cash, end of the period	$781,671	$23,921

Supplemental disclosure of non-cash financing activities:
Deferred offering cost included in accrued expenses	$—	$188,052
Accrued expenses paid by promissory note - related party	$—	$15,450
Deferred offering costs included in promissory note – related party	$—	$29,701

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through March 31, 2022 related to the Company’s formation and the initial public offering (“Public Offering”), which is described below and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2022, the Company had $781,671 of cash in its operating bank account and a working capital of $790,276 (excluding franchise tax payable).

The Company’s liquidity needs up to March 31, 2022 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5), which was fully drawn down as of March 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to an initial business combination. The Company has until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $781,671 and $1,046,646 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three months ended March 31, 2022, and year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are classified as Level 1 and are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	$158,171,435	$12,174	$—	$158,183,609

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$158,107,411	$2,792	$—	$158,110,203

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of common stock sold in the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

All of the 15,500,000 common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

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

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(120,827)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	—
Basic and diluted net loss per common stock	$(0.01)	$—
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(48,881)	$(1,089)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	3,240,139
Basic and diluted net loss per common stock	$(0.01)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, including funds held in Trust on behalf of the Company, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

Recent Accounting Pronouncements

The Company’s management does not believe that there any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Private Shares

Simultaneously with the closing of the Public Offering and the sale of the Units, the Sponsor, and Cantor have purchased an aggregate of 770,000 Private Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $7,700,000. Of the total Private Shares sold, 722,750 were purchased by the Sponsor and 47,250 were purchased by Cantor.

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

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the Public Offering. As of March 31, 2022, and December 31, 2021, the Company had $153,127 outstanding under the Promissory Note, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended March 31, 2022, and March 31, 2021, $30,000 and $0, respectively, had been incurred and paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 21,770,600 shares of common stock issued and outstanding, , which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Shares and 15,500,000 Public Shares.

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

Public Warrants — As of March 31, 2022 and December 31, 2021, there were 7,750,000 Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to the “Company,” “us,” “our” or “we” refer to Sizzle Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto contained elsewhere in this Quarterly Report.

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

Overview

We are a blank check company incorporated on October 12, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through March 31, 2022 relates to our formation, the initial public offering and the search for a target company for an initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and the sale of the private placement shares. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $169,708, which consisted of formation and operating costs of $234,112, offset by interest income on trust account of $64,404.

For the three months ended March 31, 2021, we had a net loss of $1,089, relating to formation and operating costs.

Going Concern, Liquidity and Capital Resources

On November 8, 2021, the Company consummated its initial public offering of 15,500,000 units at $10.00 per unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of an aggregate of 770,000 shares at a price of $10.00 per private placement share in a private placement to VO Sponsor, LLC (the “sponsor”) and Cantor Fitzgerald& Co. (“Cantor”) that closed simultaneously with the initial public offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. Due to the partial exercise of the over-allotment option, the initial stockholders forfeited 8,750 founder shares. Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

As of March 31, 2022, the Company had $781,671 of cash in its operating bank account and a working capital of $790,276 (excluding franchise tax payable). As of December 31, 2021, the Company had $1,046,646 of cash in its operating bank account and a working capital of $1,079,831 (excluding franchise tax payable).

Our liquidity needs up to March 31, 2022 have been satisfied through a payment from the sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the sponsor of $150,000, which was fully drawn down as of March 31, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to an initial business combination. The Company has until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on November 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation.

Registration Rights

The holders of the Founder Shares, Private Shares, EBC Shares and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement dated November 8, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the Registration Statement and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriters are entitled to a cash underwriting discount of 5.0% of the gross proceeds of the initial public offering, or $8,150,000 (inclusive of the $400,000 deferral noted above) upon consummation of the initial business combination.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. Our shares of common stock sold in the initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

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

Recent Accounting Pronouncements

The Company’s management does not believe that there any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

As disclosed in the previously filed Company’s 10-K for the year ended December 31, 2021, the Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. This material weakness has not been remediated as of March 31, 2022.

In addition, the Company has determined that payment to one of its financial advisors was inappropriately recorded in the Company’s Statement of Operations for the year ended December 31, 2021, instead of appropriately recording it in the Company’s Statement of Changes in Stockholder’s Deficit for the same period. The impact of the misstatement is material, and the Company will file an amended form 10-K for the year ended December 31, 2021, to reflect corrected amounts and their appropriate accounting treatment. Such restatement represents a further material weakness as of March 31, 2022.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2022, and that there were material weaknesses as identified above, we believe that our consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SIGNATURES

Purusant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sizzle Acquisition Corp.

May 23, 2022	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 23, 2022	By:	/s/ Nestor Nova
	Name:	Nestor Nova
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)