Form 10-K/A
period 2021-12-31
Sizzle Acquisition Corp.
filed 2022-06-13
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Sizzle Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”), to amend and restate its Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Original Filing”), for the purpose of correcting inappropriate treatment of a payment (the “Payment”) to one of its financial advisors that was inappropriately recorded as an expense in the Company’s Statement of Operations for the year ended December 31, 2021. The Payment should have been recorded as part of the additional paid in capital in the Company’s Statement of Changes in Stockholders’ Deficit for the same period.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Annual Report on Form 10-K of Sizzle Acquisition Corp., as of and for the period ended December 31, 2021, as filed with the SEC on April 15, 2022 (the “Original Filing”) is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Report on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9 of this report.

Items Impacted by This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Part I, item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibit and Financial Statement Schedules

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

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by February 8, 2023;

●	we have restated our financial statements, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete an initial business combination, and which may result in stockholder litigation;

●	if third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.20; and

●	our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

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

Our sponsor is VO Sponsor, LLC, a Delaware limited liability company (the “sponsor”). The Registration Statement for the Company’s initial public offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated its initial public offering of 15,500,000 units at $10.00 per unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 4 and the sale of an aggregate of 770,000 shares at a price of $10.00 per private placement share in a private placement to the sponsor and Cantor Fitzgerald & Co. (“Cantor”) that closed simultaneously with the initial public offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. Due to the partial exercise of the over-allotment option, the initial stockholders forfeited 8,750 founder shares. Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the private placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

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

For the year ended December 31, 2021, we had net loss of $345,491, which consisted of formation and operating costs of $353,848, offset by interest income on trust account of $8,357.

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

As disclosed in the previously filed Company’s 10-K for the year ended December 31, 2021, the Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. In addition, the Company has determined that a payment to one of its financial advisors was inappropriately recorded in the Company’s Statement of Operations for the year ended December 31, 2021 instead of being recorded as part of the additional paid in capital in the Company’s Statement of Changes in Stockholders’ Deficit for the same period.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 12, 2020 (Inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

(2)	Financial Statement Schedules

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

Item 16. Form 10-K Summary.

Not applicable.

SIZZLE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 (As Restated) and for the period from October 12, 2020 (Inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 (As Restated) and for the period from October 12, 2020 (Inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 (As Restated) and for the period from October 12, 2020 (Inception) through December 31, 2020	F-6

Notes to Financial Statements (As Restated)	F-7

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

Restatement of the 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and 2020, and for the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, have been restated to correct certain misstatements.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by February 8, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
April 15, 2022 except for the effects of the restatement discussed in Note 2, as to which the date is June 10, 2022.

SIZZLE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Cash	$1,046,646	$25,010
Prepaid expenses	362,242	—
Total current assets	1,408,888	25,010
Deferred offering cost	—	91,479
Prepaid expenses – non-current portion	35,656	—
Investments held in trust account	158,108,357	—
Total assets	$159,552,901	$116,489

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Accrued offering costs and expenses	$253,284	$20,450
Promissory Note - Related Party	153,127	72,811
Total current liabilities	406,411	93,261
Deferred underwriters’ fee	8,150,000	—
Total non-current liabilities	8,556,411	93,261

Commitments and Contingencies (see Note 7)
Common stock subject to possible redemption, 15,500,000 shares at redemption value of $10.20 per share	158,100,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 15,500,000 shares subject to possible redemption) and 5,622,750 shares outstanding at December 31, 2021 and December 31, 2020, respectively	627	562
Additional paid-in capital	—	25,308
Accumulated deficit	(7,104,137)	(2,642)
Total stockholders’ equity (deficit)	(7,103,510)	23,228
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$159,552,901	$116,489

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from October 12, 2020 (inception) through December 31, 2020
	(As Restated)
Formation and operating cost	$353,848	$2,642
Loss from Operations	(353,848)	(2,642)

Other income
Interest income	8,357	—

Net loss	$(345,491)	$(2,642)

Basic and diluted weighted average shares outstanding, redeemable common stock	2,293,151	—
Basic and diluted net loss per common stock, redeemable common stock	$(0.05)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,195,998	3,006,500
Basic and diluted net loss per common stock, non-redeemable common stock	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 (AS RESTATED) AND FOR THE PERIOD FROM OCTOBER 12, 2020

(INCEPTION) THROUGH DECEMBER 31, 2020

					Total
	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 12, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,433,750	543	24,457	—	25,000
Issuance of representative shares	189,000	19	851	—	870
Net loss	—	—	—	(2,642)	(2,642)
Balance as of December 31, 2020	5,622,750	562	25,308	(2,642)	23,228

Private Placement Shares sold	770,000	78	7,699,922	—	7,700,000
Representative shares issued	151,200	15	(15)	—	—
Representative shares returned	(264,600)	(27)	27	—	—
Forfeiture of founder shares	(8,750)	(1)	1	—	—
Proceeds allocated to public warrants	—	—	6,062,414	—	6,062,414
Issuance costs allocated to public warrants	—	—	(445,147)	—	(445,147)
Remeasurement of common stock subject to possible redemption amount	—	—	(13,342,510)	(6,756,004)	(20,098,514)
Net loss (As Restated)	—	—	—	(345,491)	(345,491)
Balance as of December 31, 2021 (As Restated)	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 12, 2020 (inception) through December 31, 2020
	(As Restated)
Cash flows from operating activities:
Net loss	$(345,491)	$(2,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs by related party	346	2,642

Interest earned on cash and marketable securities held in Trust Account	(8,357)	—
Changes in current assets and liabilities:
Prepaid expenses	(397,898)	—
Accrued offering costs and expenses	181,017	—
Net cash used in operating activities	(570,383)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(158,100,000)	—
Net cash used in investing activities	(158,100,000)	—

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	152,300,000	25,010
Proceeds from private placement	7,700,000	—
Payment of promissory note	(118,285)	—
Payment of deferred offering cost	(189,696)
Net cash provided by financing activities	159,692,019	25,010

Net change in cash	1,021,636	25,010
Cash, beginning of the period	25,010	—
Cash, end of the period	$1,046,646	$25,010

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note – related party	$5,000	$70,169
Deferred offering costs included in accrued offering costs and expenses	$218,693	$20,450
Deferred underwriting fee charged to additional paid-in capital	$8,150,000	$—
Deferred offering costs closed to additional paid-in capital	$531,247	$—
Accrued expenses paid by promissory note - related party	$166,876	$—

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(As Restated)

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

The Company’s sponsor is VO Sponsor, LLC (the “Sponsor”).

The registration statement for the Company’s Public Offering (the “Registration Statement”) was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated its Public Offering of 15,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 4 and the sale of an aggregate of 770,000 shares (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) that closed simultaneously with the Public Offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder.

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

The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), EarlyBirdCapital (“EBC”) Shares (as defined in Note 8) and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company’s liquidity needs up to December 31, 2021 have been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 6), which was fully drawn down as of December 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

We determined that, in preparing our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on April 15, 2022 (the “Original Filing”), we did not properly record the reimbursement of offering fees amounting to $543,450 in the appropriate account, which resulted to an overstated formation and operations costs, and thereby, overstating net loss. This reimbursement should have been an adjustment to the additional paid-in capital, instead of formation and operations cost.

In accordance with SEC Staff Accounting Bulletin Nos. 99, Materiality, and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that its impact was material to our previously presented financial statements, as incorporated in the Original Filing. Accordingly, we concluded, in consultation with the Audit Committee of our Board of Directors, that our previously issued and impacted financial statements, as incorporated in the Original Filing, should be restated to appropriately adjust the reimbursement of offering costs, totaling $543,450, to additional paid-in capital instead of formation and operating cost.

The impact of the restatement adjustments for our Statement of Operations, Statement of Changes in Stockholders’ Equity (Deficit), and Statement of Cash Flows for the year ended December 31, 2021, are as follows:

	As Previously		As
Statement of Operations (audited)	Reported	Adjustments	Restated
Formation and operating cost	$897,298	$(543,450)	$353,848
Loss from Operations	(897,298)	543,450	(353,848)
Net loss	(888,941)	543,450	(345,491)
Basic and diluted net income per share attributable to Class A Shares	(0.14)	0.09	(0.05)
Basic and diluted net income per share attributable to Class B Shares	(0.14)	0.09	(0.05)

Statement of Changes in Stockholders’ Equity for the year ended December 31, 2021 (audited)	As Previously Reported	Adjustments	As Restated
Reimbursement of company expenses by the underwriter	$543,450	$(543,450)	$—
Remeasurement of common stock subject to possible redemption amount - Additional Paid-in Capital	(13,885,960)	543,450	(13,342,510)
Remeasurement of common stock subject to possible redemption amount - Accumulated Deficit	(6,212,554)	(543,450)	(6,756,004)
Net loss	(888,941)	543,450	(345,491)

	As Previously		As
Statement of Cash Flows for the year ended December 31, 2021 (audited)	Reported	Adjustments	Restated
Net loss	$(888,941)	$543,450	$(345,491)
Reimbursement of company expenses by underwriter	543,450	(543,450)	—

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

	For the year ended December 31, 2021	For the period from October 12, 2020 (inception) to December 31, 2020
	(As Restated)
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(122,090)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	2,293,151	—
Basic and diluted net loss per common stock	$(0.05)	$—
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(223,401)	$(2,642)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,195,998	3,006,500
Basic and diluted net loss per common stock	$(0.05)	$(0.00)

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

Note 4 — Initial Public Offering

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

Note 5 — Private Shares

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

Note 6 — Related Party Transactions

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

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity (Deficit)

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

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
	As Restated
Deferred tax asset
Organizational costs/Start-up costs	$56,256
Federal net operating loss	16,297
Total deferred tax asset	72,553	—
Valuation allowance	(72,553)	—
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
As Restated
Federal
Current	$—
Deferred	(72,553)	—
State
Current	—
Deferred	—
Change in valuation allowance	72,553	—
Income tax provision	$—

The Company’s federal net operating loss carryforward as of December 31, 2021 amounted to $77,604 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $72,553.

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

Note 10 — Subsequent Events

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.(4)
10.1	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors, and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Promissory Note. (1)
10.4	Registration Rights Agreement, dated November 3, 2021, by and among the Company and certain security holders. (3)
10.5	Administrative Support Agreement, dated November 3, 2021, by and between the Company and VO Sponsor, LLC. (3)
10.6	Private Placement Shares Subscription Agreement, dated November 3, 2021, by and between the Company and the Sponsor. (3)
10.7	Private Placement Shares Subscription Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co. (3)
10.8	Form of Indemnification Agreement. (2)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
99.3	Nomination Committee Charter (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
1.01.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on March 11, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 19, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.

(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 15, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 10, 2022	SIZZLE ACQUISITION CORP.

	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steve Salis	Chairman and Chief Executive Officer	June 10, 2022
Steve Salis	(Principal Executive Officer)

/s/ Nestor Nova	Chief Financial Officer	June 10, 2022
Nestor Nova	(Principal Financial and Accounting Officer)

/s/ Jamie Karson	Vice Chairman	June 10, 2022
Jamie Karson

/s/ Karen Kelly	Director	June 10, 2022
Karen Kelly

/s/ Warren Thompson	Director	June 10, 2022
Warren Thompson

/s/ David Perlin	Director	June 10, 2022
David Perlin

/s/ Carolyn Trabuco	Director	June 10, 2022
Carolyn Trabuco