Form 10-Q
period 2022-06-30
Sizzle Acquisition Corp.
filed 2022-08-15
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 21,770,600 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP.

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor Fitzgerald & Co.” are to the representatives of the underwriters of the Company’s initial public offering;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 15-month period, from the closing of the initial public offering (as defined below) to February 8, 2023, that the Company has to consummate an initial Business Combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Sizzle Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“EBC Shares” are to shares issued to EarlyBirdCapital,Inc.;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “Public Shares” (as defined below);

ii

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 8, 2021;

●	“initial stockholders” are to holders of our Founder Shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of Private Placement Shares (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“Private Placement Shares” are to the shares sold to the Sponsor (as defined below) and Cantor at a purchase price of $10.00 per private share;

●	“Public Shares” are to the shares of Class A common stock sold as part of the Units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●

“public stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such Public Shares;

●	“public warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 11, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-254182);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to VO Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $158,413,421 from the net proceeds of the sale of the Units in the initial public offering and the Private Placement Shares was placed following the closing of the initial public offering;

●	“Units” are to the Units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SIZZLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$663,381	$1,046,646
Prepaid expenses	238,625	362,242
Total current assets	902,006	1,408,888
Prepaid expenses – non-current portion	—	35,656
Investments held in Trust Account	158,413,421	158,108,357
Total assets	$159,315,427	$159,552,901

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$117,170	$167,573
Franchise tax payable	222,964	85,711
Income tax payable	3,410	—
Promissory Note – related party	153,127	153,127
Total current liabilities	496,671	406,411
Deferred underwriters’ fee	8,150,000	8,150,000
Total liabilities	8,646,671	8,556,411

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,500,000 shares at redemption value of $10.20 per share	158,100,000	158,100,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 15,500,000 shares subject to possible redemption)	627	627
Additional paid-in capital	—	—
Accumulated deficit	(7,431,871)	(7,104,137)
Total stockholders’ deficit	(7,431,244)	(7,103,510)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$159,315,427	$159,552,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Formation and operating cost	$222,062	$6,495	$405,515	$7,584
Franchise tax	173,214	—	223,873	—
Loss from operations	(395,276)	(6,495)	(629,388)	(7,584)

Other income
Interest income	240,660	—	305,064	—

Net loss before taxes	(154,616)	—	(324,324)	—
Provision for income taxes	(3,410)	—	(3,410)	—
Net loss	$(158,026)	$(6,495)	$(327,734)	$(7,584)

Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	—	15,500,000	—
Basic and diluted net loss per common stock, redeemable common stock	$(0.01)	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock, subject to redemption	6,270,600	5,736,150	6,270,600	5,692,711
Basic and diluted net loss per common stock, non-redeemable common stock	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)
Net loss	—	—	—	(169,708)	(169,708)
Balance as of March 31, 2022	6,270,600	$627	$—	$(7,273,845)	$(7,273,218)
Net loss	—	—	—	(158,026)	(158,026)
Balance as of June 30, 2022	6,270,600	$627	$—	$(7,431,871)	$(7,431,244)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	5,622,750	$562	$25,308	$(2,642)	$23,228
Representative shares returned	(37,800)	(4)	4	—	—
Representative shares issued	151,200	15	(15)	—	—
Net loss	—	—	—	(1,089)	(1,089)
Balance as of March 31, 2021	5,736,150	$573	$25,297	$(3,731)	$22,139
Net loss	—	—	—	(6,495)	(6,495)
Balance as of June 30, 2021	5,736,150	$573	$25,297	$(10,226)	$15,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash flows from operating activities:
Net loss	$(327,734)	$(7,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(305,064)	—
Changes in current assets and liabilities:
Prepaid expenses	159,274	—
Accrued offering costs and expenses	(50,403)	5,000
Franchise tax payable	137,252
Income tax payable	3,410	—
Net cash used in operating activities	(383,265)	(2,584)

Net change in cash	(383,265)	(2,584)
Cash, beginning of the period	1,046,646	25,010
Cash, end of the period	$663,381	$22,426

Supplemental disclosure of non-cash financing activities:
Deferred offering cost included in accrued expenses	$—	$207,142
Accrued expenses paid by promissory note - related party	$—	$15,450
Deferred offering costs included in promissory note – related party	$—	$41,911

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2022 related to the Company’s formation and the initial public offering (“IPO”), which is described below and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s Sponsor is VO Sponsor, LLC.

The registration statement for the Company’s IPO was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated its IPO of 15,500,000 Units at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of an aggregate of 770,000 shares at a price of $10.00 per Private Placement Share in a private placement to the Sponsor and Cantor that closed simultaneously with the IPO. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder.

Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

The Company’s leadership has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.20 per Unit sold in the IPO, including the proceeds from the sale of the Private Placement Shares, will be held in a Trust Account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

Following the closing of the IPO on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Shares, was deposited in the Trust Account.

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the ASC Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), EarlyBirdCapital (“EBC”) Shares (as defined in Note 7) and any Public Shares purchased during or after the IPO (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company has until February 8, 2023, 15 months from the closing of the IPO (the “Combination Period”), which happened on November 8, 2021, to complete an initial Business Combination. If it has not completed an initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to it but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.20 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern, Liquidity and Capital Resources

As of June 30, 2022, the Company had $663,381 of cash in its operating bank account and a working capital of $631,708 (excluding franchise and income taxes payable).

The Company’s liquidity needs up to June 30, 2022 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5), which was fully drawn down as of June 30, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as originally filed with the SEC on April 15, 2022, and on Form 10-K/A as filed with the SEC on June 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $663,381 and $1,046,646 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the six months ended June 30, 2022, and year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity and stockholders’ (deficit) equity based on the underlying instruments’ relative fair value upon the completion of the IPO. If the IPO had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

The carrying value, excluding gross unrealized holding gain (loss) and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are classified as Level 1 and are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities	$158,412,347	$	$76,384	$158,335,963

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$158,107,411	$2,792	$—	$158,110,203

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ (deficit) equity. The Company’s shares of common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

All of the 15,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2022 and December 31, 2021, all shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The common stock subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$155,000,000
Less:
Fair Value of public warrants	(6,062,414)
Common stock issuance costs	(10,936,100)
Plus:
Remeasurement of carrying value to redemption value	20,098,514
Common stock subject to possible redemption	$158,100,000

Net Loss Per Common Stock

The Company applies the two-class method in calculating earnings per share, with one class being the redeemable shares and one class being the non-redeemable shares. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per common stock is computed by dividing the pro rata net loss between the redeemable common stock and the non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(112,510)	$—	$(233,337)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	—	15,500,000	—
Basic and diluted net loss per common stock	$(0.01)	$—	$(0.02)	$—
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(45,516)	$(6,495)	$(94,397)	$(7,584)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	5,736,150	6,270,600	5,692,711
Basic and diluted net loss per common stock	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, including funds held in Trust on behalf of the Company, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Our effective tax rate was 2.21% and 0.00% for the three months ended June 30, 2022, and 2021, respectively, and 1.05% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21.00% for the three and six months ended June 30, 2022, and 2021, due to changes in the valuation allowance on the deferred tax assets.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that there any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 8, 2021, the Company consummated its IPO of 15,500,000 Units, which included the partial exercise of 2,000,000 of the underwriters’ full 2,025,000 over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $155,000,000. Each Unit consists of one share of common stock, par value $0.0001 per share and one-half of one redeemable warrant. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Note 4 — Private Placement Shares

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor, and Cantor have purchased an aggregate of 770,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $7,700,000. Of the total Private Placement Shares sold, 722,750 were purchased by the Sponsor and 47,250 were purchased by Cantor.

The proceeds from the Private Placement Shares were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Shares are identical to the shares in the Units sold to the public, except that the purchasers of the Private Placement Shares have also agreed not to transfer, assign or sell any of the Private Placement Shares (except in connection with the same limited exceptions that the Founder Shares may be transferred as described below) until after the completion of the Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On November 20, 2020, the Sponsor paid $25,000 in consideration for 2,875,000 shares of common stock (the “Founder Shares”). On March 2, 2021, the Company effected a stock dividend of 1.25 for 1 for each common stock held by the Sponsor, resulting in the Sponsor holding an aggregate of 3,593,750 common stock, of which up to 468,750 shares were subject to forfeiture. On September 15, 2021, the Company effected an additional 1.4 for 1 dividend, resulting in 5,031,250 Founder Shares, of which up to 656,250 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor collectively owns shares equal to 35% of the shares issued in the IPO.

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

The Company’s Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares or Private Placement Shares until the date of the consummation of our initial Business Combination. The limited exceptions include transfers, assignments or sales to the Company’s or the Sponsor’s officers, directors, consultants or their affiliates, to an entity’s members upon its liquidation, to relatives and trusts for estate planning purposes, by virtue of the laws of descent and distribution upon death, pursuant to a qualified domestic relations order, to the Company for no value for cancellation in connection with the consummation of our initial Business Combination, or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to be bound by these transfer restrictions.

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the IPO. As of June 30, 2022, and December 31, 2021, the Company had $153,127 outstanding under the Promissory Note, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, had been incurred and paid. For the three and six months ended June 30, 2021, no administrative fees had been recorded or paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and EBC Shares, as well as the holders of any warrants the Company’s Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from lock up. The holders of a majority of the Founder Shares, EBC Shares, and warrants issued to the Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after consummation of the Business Combination. Notwithstanding anything to the contrary, EBC and Cantor may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the registration statement of which the prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination; provided, however, that EBC and Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 2,025,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 8, 2021, the underwriters partially exercised this option and purchased an additional 2,000,000 Units and forfeited the remaining 25,000 available.

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $2,700,000 (which is capped at $2,700,000 with the remaining $400,000 deferred to the close of the Business Combination with the rest of the deferred underwriting discount due to the underwriters’ partial over-allotment exercise).

The underwriters will be entitled to a cash underwriting discount of 5.0% of the gross proceeds of the IPO, or $6,750,000 (or up to $8,150,000, inclusive of the $400,000 deferral noted above, if the underwriters’ over-allotment is exercised in full) upon consummation of the Business Combination.

The underwriters agreed to reimburse the Company a portion of expenses related to the IPO. A total of $543,450 was reimbursed to the Company by the underwriters in pursuant of this agreement.

Consulting and Advisory Services Fee

The Company engaged Cohen & Company Capital Markets (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO, net of underwriter’s expenses. This fee was deducted from the underwriting fees paid to Cantor as described above. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of our initial Business Combination. The Company has also engaged CCM as an advisor in connection with our initial Business Combination for which it will earn an advisory fee of 1.5% of the proceeds of the IPO payable at closing of the Business Combination, which will be deducted from the deferred underwriting fee paid to Cantor as described above. CCM’s fees will be offset from the underwriting fees described above and will not result in any incremental fees to the Company.

CCM is engaged to represent the Company’s interests only and did not participate in the IPO as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM did not act as an underwriter in connection with the IPO, it did not identify or solicit potential investors in the IPO or otherwise be involved in the distribution of the IPO.

Note 7 — Stockholders’ (Deficit) Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 21,770,600 shares of common stock issued and outstanding, , which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Placement Shares and 15,500,000 Public Shares.

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

The Company accounted for the EBC Shares as a charge directly to stockholders’ equity. The Company estimated the fair value of representative shares to be $870.

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

Public Warrants — As of June 30, 2022 and December 31, 2021, there were 7,750,000 Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2022 relates to our formation, the initial public offering and the search for a target company for an initial business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and the sale of the Private Placement Shares. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $158,026, which consisted of formation and operating costs of $222,062, Delaware franchise tax of $173,214 and income tax provision of $3,410, offset by interest income on Trust Account of $240,660.

For the six months ended June 30, 2022, we had net loss of $327,734, which consisted of formation and operating costs of $405,515, Delaware franchise tax of $223,873 and income tax provision of $3,410, offset by interest income on Trust Account of $305,064.

For the three and six months ended June 30, 2021, we had a net loss of $6,495 and $7,584, respectively, relating to formation and operating costs.

Going Concern, Liquidity and Capital Resources

On November 8, 2021, we consummated our initial public offering of 15,500,000 Units at $10.00 per unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of an aggregate of 770,000 shares at a price of $10.00 per Private Placement Share in a private placement to VO Sponsor, LLC (the “Sponsor”) and Cantor Fitzgerald& Co. (“Cantor”) that closed simultaneously with the initial public offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. Due to the partial exercise of the over-allotment option, the initial stockholders forfeited 8,750 Founder Shares. Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

As of June 30, 2022, we had $663,381 of cash in our operating bank account and a working capital of $631,708 (excluding franchise and income taxes payable). As of December 31, 2021, we had $1,046,646 of cash in our operating bank account and a working capital of $1,079,831 (excluding franchise tax payable).

Our liquidity needs up to June 30, 2022 have been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000, which was fully drawn down as of June 30, 2022. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds to operate our business prior to an initial Business Combination. We have until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about our ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on November 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and our liquidation.

Registration Rights

The holders of the Founder Shares, Private Placement Shares, EBC Shares and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement dated November 8, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the Registration Statement and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriters are entitled to a cash underwriting discount of 5.0% of the gross proceeds of the initial public offering, or $8,150,000 (inclusive of the $400,000 deferral noted above) upon consummation of the initial Business Combination.

Critical Accounting Policies

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the initial public offering and were charged to temporary equity and stockholders’ (deficit) equity based on the underlying instruments’ relative fair value upon the completion of the initial public offering. If the initial public offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ (deficit) equity. Our shares of common stock sold in the initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

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

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

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

As disclosed in the previously filed Company’s 10-K for the year ended December 31, 2021, the Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. This material weakness has not been remediated as of June 30, 2022.

In addition, the Company has determined that payment to one of its financial advisors was inappropriately recorded in the Company’s Statement of Operations for the year ended December 31, 2021, instead of appropriately recording it in the Company’s Statement of Changes in Stockholders’ Deficit for the same period. The impact of the misstatement is material, and the Company filed an amended Form 10-K for the year ended December 31, 2021, to reflect corrected amounts and their appropriate accounting treatment. Such restatement represented a further material weakness as of June 30, 2022.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2022, and that there were material weaknesses as identified above, we believe that our consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on June 13, 2022 and (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 23, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its Registration Statement. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that may not enter into an agreement with a target company within 18 months or complete its Business Combination within 24 months after November 3, 2021, the effective date of the Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on December 20, 2021. There has been no material change in the planned use of proceeds from the Company's initial public offering and private placement as described in the Registration Statement.

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

Sizzle Acquisition Corp.

August 12, 2022	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By:	/s/ Nestor Nova
	Name:	Nestor Nova
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)