Form 10-Q
period 2022-09-30
Sizzle Acquisition Corp.
filed 2022-11-10
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 21,770,600 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 11, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-254182);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to VO Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $158,413,421 from the net proceeds of the sale of the Units in the initial public offering and the Private Placement Shares was placed following the closing of the initial public offering;

●	“Units” are to the Units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SIZZLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$538,622	$1,046,646
Prepaid expenses	139,886	362,242
Total current assets	678,508	1,408,888
Prepaid expenses – non-current portion	—	35,656
Investments held in Trust Account	159,137,128	158,108,357
Total assets	$159,815,636	$159,552,901

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$488,185	$167,573
Franchise tax payable	278,109	85,711
Income tax payable	141,151	—
Promissory note – related party	153,127	153,127
Total current liabilities	1,060,572	406,411
Deferred underwriters’ fee	8,150,000	8,150,000
Total liabilities	9,210,572	8,556,411

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,500,000 shares at redemption value of approximately $10.25 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	158,828,453	158,100,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 15,500,000 shares subject to possible redemption)	627	627
Additional paid-in capital	—	—
Accumulated deficit	(8,224,016)	(7,104,137)
Total stockholders’ deficit	(8,223,389)	(7,103,510)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$159,815,636	$159,552,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Formation and operating cost	$594,513	$1,446	$1,000,028	$9,030
Franchise tax	55,145	—	279,018	—
Loss from operations	(649,658)	(1,446)	(1,279,046)	(9,030)

Other income
Interest income	723,707	—	1,028,771	—

Net income (loss) before taxes	74,049	(1,446)	(250,275)	(9,030)
Provision for income taxes	(137,741)	—	(141,151)	—
Net loss	$(63,692)	$(1,446)	$(391,426)	$(9,030)

Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	—	15,500,000	—
Basic and diluted net loss per common stock, redeemable common stock	$(0.00)	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock, subject to redemption	6,270,600	4,829,865	6,270,600	4,931,245
Basic and diluted loss per common stock, non-redeemable common stock	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)
Net loss	—	—	—	(169,708)	(169,708)
Balance as of March 31, 2022	6,270,600	627	—	(7,273,845)	(7,273,218)
Net loss	—	—	—	(158,026)	(158,026)
Balance as of June 30, 2022	6,270,600	627	—	(7,431,871)	(7,431,244)
Remeasurement of Class A Ordinary Shares subject to possible redemption	—	—	—	(728,453)	(728,453)
Net income	—	—	—	(63,692)	(63,692)
Balance as of September 30, 2022	6,270,600	$627	$—	$(8,224,016)	$(8,223,389)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	5,206,250	$521	$25,349	$(2,642)	$23,228
Representative shares returned	(35,000)	(4)	4	—	—
Representative shares issued	140,000	14	(15)	—	—
Net loss	—	—	—	(1,089)	(1,089)
Balance as of March 31, 2021	5,311,250	531	25,339	(3,731)	22,139
Net loss	—	—	—	(6,495)	(6,495)
Balance as of June 30, 2021	5,311,250	531	25,339	(10,226)	15,644
Return of EBC shares	(210,000)	(21)	21
Net loss	—	—	—	(1,446)	(1,446)
Balance as of September 30, 2021	5,101,250	$510	$25,360	$(11,672)	$14,198

(1)	Included up to 656,250 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 8, 2021 and forfeited the remainder (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Cash flows from operating activities:
Net loss	$(391,426)	$(9,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,028,771)	—
Operating costs paid by promissory note - related party	—	200
Changes in current assets and liabilities:
Prepaid expenses	258,012	—
Accrued offering costs and expenses	320,612	5,001
Franchise tax payable	192,398
Income tax payable	141,151	—
Net cash used in operating activities	(508,024)	(3,829)

Net change in cash	(508,024)	(3,829)
Cash, beginning of the period	1,046,646	25,010
Cash, end of the period	$538,622	$21,181

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A Ordinary Shares subject to possible redemption	$728,453	$—
Deferred offering cost included in accrued expenses	$—	$193,119
Net representative shares issued	$—	$52
Deferred offering costs included in promissory note – related party	$—	$127,982

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2022 related to the Company’s formation and the initial public offering (“IPO”), which is described below and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2022, the Company had $538,622 of cash in its operating bank account and a working capital of $37,197 (excluding franchise and income taxes payable).

The Company’s liquidity needs up to September 30, 2022 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5), which was fully drawn down as of September 30, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to an initial business combination. The Company has until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through the earlier of liquidation deadline of February 8, 2023 and approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Comparative Amounts

As of December 31, 2021, amount of Franchise tax payable was included in the total amount of Accrued offering costs and expenses.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as originally filed with the SEC on April 15, 2022, and on Form 10-K/A as filed with the SEC on June 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $538,622 and $1,046,646 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the nine months ended September 30, 2022, and year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding gain (loss) and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are classified as Level 1 and are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$159,137,128	$—	$6,981	$159,130,149

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$158,108,357	$1,846	$—	$158,110,203

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

All of the 15,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2022 and December 31, 2021, all shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit equity section of the Company’s balance sheets.

The common stock subject to possible redemption reflected on the balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$155,000,000
Less:
Fair Value of public warrants	(6,062,414)
Common stock issuance costs	(10,936,100)
Plus:
Remeasurement of carrying value to redemption value	20,098,514
Common stock subject to possible redemption (December 31, 2021)	$158,100,000
Plus:
Remeasurement of carrying value to redemption value	728,453
Common stock subject to possible redemption (September 30, 2022)	$158,828,453

Net Income (Loss) Per Common Stock

The Company applies the two-class method in calculating earnings per share, with one class being the redeemable shares and one class being the non-redeemable shares. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per common stock is computed by dividing the pro rata net income (loss) between the redeemable common stock and the non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Reconciliation of Net Income (Loss) per Common Stock

The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of common stock. The allocable net income (loss) is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income (loss) per common stock is calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(45,347)	$—	$(278,683)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	—	15,500,000	—
Basic and diluted net loss per common stock	$(0.00)	$—	$(0.02)	$—
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(18,345)	$(1,446)	$(112,743)	$(9,030)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	4,829,865	6,270,600	4,931,245
Basic and diluted net loss per common stock	$(0.00)	$0.00	$(0.02)	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, including funds held in Trust on behalf of the Company, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (186.01)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 56.40% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the IPO. As of September 30, 2022, and December 31, 2021, the Company had $153,127 outstanding under the Promissory Note, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, had been incurred and paid. For the three and nine months ended September 30, 2021, no administrative fees had been recorded or paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 21,770,600 shares of common stock issued and outstanding, which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Placement Shares and 15,500,000 Public Shares.

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

The Company accounted for the EBC Shares as a charge directly to stockholders’ deficit. The Company estimated the fair value of representative shares to be $870.

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

Public Warrants — As of September 30, 2022 and December 31, 2021, there were 7,750,000 Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that unaudited condensed financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 24, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with European Lithium Limited, an Australian Public Company limited by shares (“EUR”), European Lithium AT (Investments) Limited, a BVI business company incorporated in the British Virgin Islands and a direct, wholly-owned subsidiary of EUR (the “European Lithium”), Critical Metals Corp., a BVI business company incorporated in the British Virgin Islands (“Pubco”) and Project Wolf Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Pubco, pursuant to which, upon closing of the Business Combination (the “Closing”), Pubco will acquire all of the issued and outstanding capital shares and equity interests of the European Lithium from EUR in exchange for ordinary shares of Pubco, European Lithium shall become a wholly owned subsidiary of Pubco and EUR shall become a shareholder of Pubco (the “Share Exchange”); and immediately thereafter Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Pubco.

Further, (a) the Company’s issued and outstanding shares common stock immediately prior to the effective time of the Merger, will be cancelled in exchange for the right of the holder thereof to receive one ordinary share, par value $0.0001 per share, of Pubco (“Ordinary Share”); (b) all of the outstanding Public Warrants of the Company, entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share will be converted into the right to receive a warrant to purchase one Ordinary Share at the same exercise price, being an exercise price of $11.50 per share, and (c) EUR will receive the number of Ordinary Shares in the Share Exchange that shall have an aggregate value equal to the Closing Share Consideration (as defined in the Merger Agreement) consisting of $750,000,000 divided by the redemption amount per share of common stock payable to the Company’s public stockholders that elect to redeem common stock in connection with the Closing, and, subject to applicable terms and conditions, earnout consideration of up to an additional 10% of such Closing Share Consideration, in each case subject to adjustment as set forth in the Merger Agreement, and all upon the terms and subject to the conditions set forth in the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Development

On October 24, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with European Lithium Limited, an Australian Public Company limited by shares (“EUR”), European Lithium AT (Investments) Limited, a BVI business company incorporated in the British Virgin Islands and a direct, wholly-owned subsidiary of EUR (the “European Lithium”), Critical Metals Corp., a BVI business company incorporated in the British Virgin Islands (“Pubco”) and Project Wolf Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Pubco, pursuant to which, upon closing of the Business Combination (the “Closing”), Pubco will acquire all of the issued and outstanding capital shares and equity interests of the European Lithium from EUR in exchange for ordinary shares of Pubco, European Lithium shall become a wholly owned subsidiary of Pubco and EUR shall become a shareholder of Pubco (the “Share Exchange”); and immediately thereafter Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Pubco.

Further, (a) the Company’s issued and outstanding shares common stock immediately prior to the effective time of the Merger, will be cancelled in exchange for the right of the holder thereof to receive one ordinary share, par value $0.0001 per share, of Pubco (“Ordinary Share”); (b) all of the outstanding Public Warrants of the Company, entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share will be converted into the right to receive a warrant to purchase one Ordinary Share at the same exercise price, being an exercise price of $11.50 per share, and (c) EUR will receive the number of Ordinary Shares in the Share Exchange that shall have an aggregate value equal to the Closing Share Consideration (as defined in the Merger Agreement) consisting of $750,000,000 divided by the redemption amount per share of common stock payable to the Company’s public stockholders that elect to redeem common stock in connection with the Closing, and, subject to applicable terms and conditions, earnout consideration of up to an additional 10% of such Closing Share Consideration, in each case subject to adjustment as set forth in the Merger Agreement, and all upon the terms and subject to the conditions set forth in the Merger Agreement.

Refer to our Current Report on Form 8-K, filed with the SEC on October 25, 2022, for additional information.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2022 relates to our formation, the initial public offering and the search for a target company for an initial business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and the sale of the Private Placement Shares. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $63,692, which consisted of interest income on Trust Account of $723,707, offset by formation and operating costs of $594,513, Delaware franchise tax of $55,145 and income tax provision of $137,741.

For the nine months ended September 30, 2022, we had net loss of $391,426, which consisted of formation and operating costs of $1,000,028, Delaware franchise tax of $279,018 and income tax provision of $141,151, offset by interest income on Trust Account of $1,028,771.

For the three and nine months ended September 30, 2021, we had a net loss of $1,446 and $9,030, respectively, relating to formation and operating costs.

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

As of September 30, 2022, we had $538,622 of cash in our operating bank account and a working capital of $37,197 (excluding franchise and income taxes payable). As of December 31, 2021, we had $1,046,646 of cash in our operating bank account and a working capital of $1,079,831 (excluding franchise tax payable).

Our liquidity needs up to September 30, 2022 have been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000, which was fully drawn down as of September 30, 2022. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds to operate our business prior to an initial Business Combination. We have until February 8, 2023, 15 months from the closing of the IPO, which happened on November 8, 2021, to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about our ability to continue as a going concern through the earlier of liquidation deadline of February 8, 2023 and approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the initial public offering and were charged to temporary equity and stockholders’ deficit based on the underlying instruments’ relative fair value upon the completion of the initial public offering. If the initial public offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

Net Income (Loss) Per Common Stock

We apply the two-class method in calculating earnings per share, with one class being the redeemable shares and one class being the non-redeemable shares. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per common stock is computed by dividing the pro rata net income (loss) between the redeemable common stock and the non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the initial public offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a payment to one of its financial advisors that was inappropriately recorded as an expense in the Company’s Statement of Operations for the year ended December 31, 2021.

As disclosed in the previously filed Company’s 10-K/A for the year ended December 31, 2021, as filed with the SEC on June 13, 2022, the Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. This material weakness has not been remediated as of September 30, 2022.

In addition, the Company has determined that payment to one of its financial advisors was inappropriately recorded in the Company’s Statement of Operations for the year ended December 31, 2021, instead of appropriately recording it in the Company’s Statement of Changes in Stockholders’ Deficit for the same period. The impact of the misstatement is material, and the Company filed an amended Form 10-K for the year ended December 31, 2021, to reflect corrected amounts and their appropriate accounting treatment. Such restatement represented a further material weakness as of September 30, 2022.

During quarterly period ended September 30, 2022 we identified additional material weaknesses in internal controls related to recording of accruals, proper cut off procedures, remeasurement of of redeemable Class A shares, and management review of financial reporting control.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2022, and that there were material weaknesses as identified above, we believe that our consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property .

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on June 13, 2022, (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 23, 2022, and (iv) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. If a Redemption Event occurs after December 31, 2022, the redemptions could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on December 20, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

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

Sizzle Acquisition Corp.

November 9, 2022	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 9, 2022	By:	/s/ Nestor Nova
	Name:	Nestor Nova
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)