Form 10-Q/A
period 2022-09-30
Sizzle Acquisition Corp.
filed 2023-03-24
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Sizzle Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”), to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2022 (the “Original Filing”), for the purpose of disclosing several material contracts with advisors in relation to the initial business combination.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Part I, Item 1 - Condensed Financial Statements, Note 6 - Commitments and Contingencies

Part I, Item 1 - Condensed Financial Statements, Note 9 - Events subsequent to the date of the Form 10-Q filed on November 10, 2022

Part I, Item 4 - Controls and Procedures

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

Consulting and Advisory Services Fees

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

On April 25, 2022, the Company entered into an agreement with BTIG for capital market advisory services in relation to the management of the redemptions of Public Shares in connection with the anticipated business combination as described in Note 8 below. The Company will pay BTIG a base advisory fee of $1,500,000, plus an additional fee of up to $3,750,000 depending on the amount of funds remaining in the trust account. The advisory fee is to be paid upon completion of the business combination.

On August 11, 2022, the Company entered into an additional agreement with CCM for financial and market advisory services in connection with the anticipated business combination as described in Note 8 below. The agreement stipulates a transaction fee of $5,000,000 to be paid upon successful completion of the business combination.

On August 18, 2022, the Company entered into an agreement with CCM and Jett Capital to act as co-placement agents in the event the Company raises a PIPE financing in connection with the business combination. As compensation for their services as co-placement agents, CCM and Jett Capital are collectively entitled to a cash fee of 5% of the PIPE financing proceeds, to be shared equally between the CCM and Jett Capital.

On September 10, 2022, the Company entered in a consulting agreement with the ICR LLC (“ICR”) to provide certain services related to the business combination. ICR’s compensation consists of the following:

●	$20,000.00 per month until the three (3) month anniversary of the announcement date of the business combination, pro-rated for any partial month, which is expensed by the Company as incurred;

●	a transaction fee of $250,000, payable immediately upon completion of the business combination (and which shall be waived if the business combination is not completed for any reason); and

●	a performance-based fee of $250,000, payable immediately upon completion of the business combination, based on certain performance indicators related to market capitalization of the combined company.

Except for ICR’s monthly fees, which the Company records in its results of operations as they are incurred, all other arrangements described in this section are contingent upon closing of the business combination and related PIPE financing and will be recorded upon their completion.

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

Note 9 — Events Subsequent to the date of the Form 10-Q filed on November 10, 2022

On February 1, 2023, the Company held a Special Meeting, at which the Company’s stockholders approved the Extension.

In connection with the Special Meeting, stockholders holding 11,076,703 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $114.3 million (approximately $10.32 per Public Share) was removed from the Trust Account to pay such holders and approximately $45.6 million remained in the Trust Account. Following redemptions, the Company has 4,423,297 Public Shares outstanding.

The Company made monthly $200,000 Extension Payments in its Trust Account for its public stockholders on each of February 6, 2023 and March 7, 2023 and will deposit into the Trust Account the same amount of Extension Payment for each additional month that is needed for Sizzle to consummate the proposed Business Combination until August 8, 2023 (unless Sizzle’s board of directors decides to stop extending the time period earlier than such date).

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

During quarterly period ended September 30, 2022 we identified additional material weaknesses in internal controls related to recording of accruals, proper cut off procedures, remeasurement of of redeemable Class A shares, completeness and accuracy of disclosure of commitments and contingencies, and management review of financial reporting control.

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

Sizzle Acquisition Corp.

March 23, 2023	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 23, 2023	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)