Form 10-K
period 2022-12-31
Sizzle Acquisition Corp.
filed 2023-03-28
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the 15,500,000 of such shares outstanding, and the closing price for the common stock as reported on the Nasdaq Global Market, on June 30, 2022 was $155,155,000.

As of March 27, 2023, there were 10,693,897 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the EUR Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation, dated November 2, 2021, as amended;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board,” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co;
●	“Closing” are to the closing of the EUR Business Combination;
●	“Combination Period” are to the period, from the closing of the initial public offering (as defined below) to August 8, 2023, that the Company has to consummate an initial business combination;
●	“common stock” are to the common stock of the Company, par value $0.0001;

●	“Company,” “our Company,” “we” or “us” are to Sizzle Acquisition Corp., a Delaware corporation;
●	“Continental” or “transfer agent” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●

“Contributions” are to deposits in the trust account in the amount of $200,000 for each calendar month (commencing on February 9, 2023 and on the 8th day of each subsequent month), or a portion thereof, that we need to complete an initial business combination until August 8, 2023 (if we fully extend the term, we have to complete our initial business combination);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc.;

●	“ELAT” are to European Lithium AT (Investments) Limited, a BVI business company incorporated in the British Virgin Islands and a direct, wholly-owned subsidiary of EUR (as defined below);
●	“equity-linked securities” are to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock;

●	“EUR” are to European Lithium Limited, an Australian Public Company limited by shares;
●	“EUR Business Combination” are to the transactions contemplated by the EUR Merger Agreement (as defined below);
●	“EUR Merger Agreement” are to that certain Agreement and Plan of Merger, dated October 24, 2022, by and among EUR, ELAT, PubCo (as defined below), Merger Sub, and the Company, as amended;
●

“EUR Registration Statement” are to the Registration Statement on Form F-4 relating to the EUR Business Combination, initially filed with the SEC (as defined below) on December 23, 2022, as amended (File No. 333-268970);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Amendment” are to the amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate a business combination;

●	“Extension Redemptions” are to the redemptions exercised by shareholders holding 11,076,703 public shares for a pro rata portion of the trust account in relation to the Extension Amendment;

●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 8, 2021;

●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding EarlyBirdCapital);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 11, 2021, and declared effective on November 3, 2021 (File No. 333-254182), as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“leadership” or our “leadership team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Merger Sub” are to Project Wolf Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (as defined below);
●	“Nasdaq” are to the Nasdaq Global Market;
●	“Note” are to that certain unsecured promissory note, dated November 19, 2020, issued by the Company to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the sale of 770,000 shares sold to the sponsor (as defined below) and Cantor at a purchase price of $10.00 per private share;

●	“PubCo” are to Critical Metals Corp., a business company incorporated in the British Virgin Islands;
●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent they purchased public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●

“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to VO Sponsor LLC, a Delaware limited liability company affiliated with our officers and directors;

●	“trust account” are to the U.S.-based trust account in which an amount of $158,100,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement shares was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“working capital loans” are to funds that, in order to provide working capital or financial transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

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

We are focusing our initial business combination efforts, such as the EUR Business Combination, on targets that (i) have strong brand and business fundamentals; (ii) may have been adversely affected by COVID-related shutdowns, but have a definable path forward; (iii) will benefit from our leadership team’s expertise in creating, building, marketing, distributing, leading and monetizing brands and products; (iv) will likely benefit from enhanced data gathering to support cross-channel distribution; and (v) can serve as a platform company to make future bolt-on acquisitions.

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

A total of $158,100,000, comprised of $152,805,604 of the proceeds from the initial public offering and $5,294,396 of the proceeds of the sale of the private placement shares was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Steve Salis, our Chairman of the Board of Directors and Chief Executive Officer, and Jamie Karson, our Non-Executive Vice-Chairman of the Board of Directors. We must complete our initial business combination by August 8, 2023, which is the end of the Combination Period. If our initial business combination is not consummated by August 8, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

EUR Business Combination

On October 24, 2022, the Company, entered into the EUR Merger Agreement. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the EUR Merger Agreement.

Subject to its terms and conditions, the EUR Merger Agreement provides that the Company and ELAT will become wholly-owned subsidiaries of PubCo, a newly formed holding company. Pursuant to the EUR Merger Agreement, at the Closing, (a) Pubco will acquire all of the issued and outstanding capital shares of ELAT from EUR in exchange for Pubco Ordinary Shares, and any shares EUR holds in Pubco shall be surrendered for no consideration, such that ELAT becomes a wholly owned subsidiary of Pubco and EUR becomes a shareholder of Pubco, which we refer to as the Share Exchange; and immediately thereafter (b) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Pubco.

Merger Consideration

Subject to the terms and conditions set forth in the EUR Merger Agreement, in connection with the Effective Time of the Business Combination:

(i)	each of the outstanding shares of the Company’s common stock will be exchanged for the right to receive one Pubco Ordinary Share (and following such exchange the share of the Company’s common stock will be cancelled);

(ii)	each of the Company’s warrants will be assumed by Pubco and converted into the right to receive a Pubco Warrants; and

(iii)	EUR will receive Pubco Ordinary Shares in the Share Exchange, equal to the amount of shares consisting of (i) Seven Hundred Fifty Million Dollars ($750,000,000), divided by (ii) the redemption amount per share of the Company’s common stock payable to the Company’s stockholders in connection with the closing of the Business Combination as provided in the EUR Merger Agreement, and which we refer to as the Closing Share Consideration.

Additional Pubco Ordinary Shares will be contingently issuable to EUR, in the form of an earnout which is subject to certain terms and conditions relating to the price of Pubco Ordinary Shares, during the five year period following the consummation of the Business Combination, and which we refer to as the Earnout Shares. The Earnout Shares represent a number of Pubco Ordinary Shares equal to up to 10% of the Closing Share Consideration, and half (or 5%) are issuable if Pubco Ordinary Shares’ VWAP (as defined in the EUR Merger Agreement) trade above $15 dollars per share, and the other half (or 5%) are issuable if such price for Pubco Ordinary Shares trade above $20 per share, in each case for any twenty trading days in any thirty day trading days during this period.

Representations and Warranties

The EUR Merger Agreement contains customary representations and warranties by each of the Company, ELAT, EUR, Pubco and the Merger Sub. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the EUR Merger Agreement means with respect to the relevant party, subject to certain customary exceptions, any event, state of facts, condition, change, development, circumstance, occurrence or effect that, individually or in the aggregate, has had, or would reasonably be expected to have, a materially adverse effect on the business, assets, financial condition or results of operations of the Company or ELAT and its subsidiaries, as applicable, taken as a whole. Certain of the representations are subject to specified exceptions and qualifications contained in the EUR Merger Agreement or in information provided pursuant to certain disclosure schedules to the EUR Merger Agreement.

Covenants of the Parties

The EUR Merger Agreement contains certain customary covenants for transactions of this type by each of the parties during the period between the signing of the EUR Merger Agreement and the earlier of the Closing or the termination of the EUR Merger Agreement in accordance with its terms.

ELAT and EUR also agreed to cooperate in good faith and use reasonable best efforts to obtain any consents required and to transfer certain contracts from EUR to ELAT to enter into a new contract with the applicable counterparty on substantially identical terms to such contracts.

EUR agreed that its board of directors will not withhold, withdraw or modify its recommendation that ELAT’s stockholders vote in favor of the approval of the EUR Merger Agreement and the Business Combination and other matters relating thereto unless the ELAT’s board of directors determines in good faith, after consultation with its legal and financial advisors, that it is required to do so in order to comply with its fiduciary duties under applicable law (and then only subject to certain requirements).

The parties also agreed to ensure Pubco’s board of directors immediately after the Closing consists of five directors, a majority of which will be independent under the requirements of the Nasdaq Global Market (“Nasdaq”) (i) with ELAT being entitled to nominate and appoint four directors (of which at least two will qualify as independent under the requirements of Nasdaq and be eligible to serve on an audit committee) and (ii) with the Company being entitled to nominate and appoint one member to be reasonably approved by ELAT (such member being qualified as independent and being eligible to serve on an audit committee).

The parties further agreed that prior to the Closing, Pubco will approve and adopt, subject to the Company’s stockholder approval, (i) an incentive equity plan (the “Incentive Equity Plan”), and (ii) an employee stock purchase plan (the “ESPP”), in each case effective as of one business day prior to the Closing Date. The Incentive Equity Plan will have an initial share reserve ranging from 5% to 10% of the outstanding number of Pubco Ordinary Shares immediately following the Closing, plus an annual “evergreen” increase, which in each case will be based upon benchmarking against peer companies in consultation with an independent outside compensation advisor. The ESPP will have an initial share reserve of no more than 2% of the outstanding number of Pubco Ordinary Shares immediately following the Closing and an annual “evergreen” increase based upon benchmarking against peer companies in consultation with an independent outside compensation advisor.

The Company, EUR and Pubco also agreed to jointly prepare, and Pubco will file with the SEC, the EUR Registration Statement with respect to the Pubco Ordinary Shares that constitute Merger Consideration and the Pubco warrants. The EUR Registration Statement will include a proxy statement/prospectus for the purpose of soliciting proxies from the Company’s stockholders for the matters relating to the Business Combination to be acted on at the special meeting of the Company’s stockholders and providing such stockholders with an opportunity to participate in the Redemption. EUR agreed to prepare (with the Company’s reasonable cooperation) and file with the ASX (at the sole cost and expense of EUR) the circular to be provided to the shareholders of EUR relating to the EUR Shareholders’ Meeting.

Survival and Indemnification

None of the representations and warranties of the parties to the EUR Merger Agreement will survive the Closing, and no claim for indemnification may be made with respect thereto after the Closing.

None of the covenants and agreements of the parties contained in the EUR Merger Agreement will survive the Closing, and no claim for indemnification may be made with respect thereto after the Closing, except that those covenants and agreements that by their terms are required to be performed in whole or in part after the Closing will survive the Closing and continue until fully performed in accordance with their terms.

Conditions to Closing

The EUR Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived by all of the parties): (i) approval of the shareholders of EUR and the Company’s stockholders of the Business Combination and the other matters requiring shareholder approval; (ii) any required approvals of governmental authorities and completion of any antitrust expiration periods; (iii) no law or order preventing the Business Combination; (iv) approval of Pubco’s Nasdaq listing application; (v) the EUR Registration Statement having become effective in accordance with the Securities Act, without any stop order or proceeding seeking such a stop order threatened or initiated by the SEC which remains pending; (vi) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company or Pubco; (vii) appointment of directors to the Pubco Board as contemplated under the EUR Merger Agreement; (viii) adoption of the Amended and Restated Memorandum and Articles of Association of Pubco by the shareholders of Pubco; and (ix) Pubco qualifying as a “foreign private issuer” pursuant to rule 3b-4 of the Exchange Act as of the Closing.

In addition, unless waived by EUR, the obligations of ELAT, EUR, PubCo and Merger Sub to consummate the Transactions are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by the Company of customary certificates and other Closing deliverables: (i) the representations and warranties of the Company being true and correct as of the date of the EUR Merger Agreement and as of the Closing (subject to a qualifier as to material adverse effect, other than with respect to specified fundamental representations and warranties), except that a representation and warranty relating to absence of certain changes and events is required to be true and correct only as of the date of the EUR Merger Agreement; (ii) the Company having performed all agreements and covenants required by the EUR Merger Agreement and the Sponsor Support Agreement required to be performed by it at or prior to the Closing Date, in each case in all material respects; (iii) no change, event state of facts, development or occurrence shall have occurred since the date of the EUR Merger Agreement, that individually or in the aggregate with all other change, events, state of facts, developments or occurrences, has had or would reasonably be expected to have a Company material adverse effect (as defined in the EUR Merger Agreement) that is continuing; (iv) the Sponsor Support Agreement being in full force and effect; (v) the Company having upon the Closing cash and cash equivalents (including funds remaining in the Trust Account after completion and payment of the Redemption and the proceeds of any private placement financing), before payment of transaction expenses, at least equal to $40,000,000, which we refer to as the Minimum Cash Condition; and (vi) EUR having obtained a written confirmation or ruling from the Australian Taxation Office confirming that the sale of all of the Ordinary Shares of ELAT on the terms contemplated by the EUR Merger Agreement will satisfy the requirements for capital gains tax rollover relief under the Income Tax Assessment Act 1997 (Cth) and for all other purposes.

Unless waived by the Company, the obligations of the Company to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by ELAT and Merger Sub of customary certificates and other Closing deliverables: (i) the representations and warranties of ELAT, EUR, Pubco and Merger Sub being true and correct as of the date of the EUR Merger Agreement and as of the Closing (subject to a qualifier as to material adverse effect, other than with respect to specified fundamental representations and warranties), except that a representation and warranty relating to an absence of an ELAT material adverse effect (as defined in the EUR Merger Agreement) and absence of certain changes and events in each case is required to be true and correct only as of the date of the EUR Merger Agreement; (ii) ELAT, PubCo, Merger Sub and EUR having performed all agreements and covenants required by the EUR Merger Agreement required to be performed by it at or prior to the Closing Date, in each case in all material respects; (iii) no change, event state of facts, development or occurrence shall have occurred since the date of the EUR Merger Agreement, that individually or in the aggregate with all other change, events, state of facts, developments or occurrences, has had or would reasonably be expected to have an ELAT material adverse effect (as defined in the EUR Merger Agreement) that is continuing; and (iv) each of the Investors Agreement, Lock-Up Agreement and Registration Rights Agreement shall be in full force and effect as of the Closing.

Termination

The EUR Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of the Company and ELAT; (ii) by written notice by either the Company or ELAT if the Closing has not occurred on or prior to May 3, 2023 (the “Outside Date”), other than by a party whose action or failure to act constitutes a material breach of the EUR Merger Agreement and has been a principal cause of the failure of the Business Combination to occur; (iii) by either the Company or ELAT in the event of the other party’s uncured breach of a representation, warranty covenant or agreement in the EUR Merger Agreement (or with respect to the Company, a breach by the Company or Sponsor of the Sponsor Support Agreement), if such breach would result in the failure of the related closing condition of that party in the EUR Merger Agreement, following 30 days written notice to the other party of that party’s breach, which breach remains uncured, or following the Outside Date if the other party exercised reasonable best efforts to cure such breach, other than by a party whose action or failure to act resulted in a breach of the applicable closing condition; (iv) by either the Company or ELAT, if the Company holds the Special Meeting (including any postponement or adjournment of the meeting) in which a vote is taken and the required approvals of the Company’s stockholders relating to the EUR Merger Agreement and Business Combination are not obtained in accordance with applicable law and the Company’s organizational documents; (v) by ELAT, if the Company’s Board has changed or fail to make as applicable its approval of the EUR Merger Agreement and Business Combination or its resolution to recommend to the Company’s stockholders to vote at a special meeting in favor of the adoption of the EUR Merger Agreement in accordance with the DGCL; (vi) by EUR, in order to substantially concurrently enter into a definitive agreement with respect to a superior proposal, if EUR has paid to the Company the Expense Reimbursement; (vii) by the Company, prior to the approval of EUR shareholders of the EUR Merger Agreement and the Business Combination, if (A) there has occurred a EUR Adverse Recommendation Change, or (B) at any time after a EUR Competing Proposal has been publicly proposed or publicly announced the board of directors of EUR has failed to publicly affirm the EUR Board Recommendation within 10 business days (after one written request by the Company relating to any proposal or publicly disclosed material amendment to such proposal), provided that the Company has exercised this termination right within 10 business days after being entitled to do so under this section; (ix) by the Company, if ELAT has not delivered audited financials, for the years ended June 30, 2021 and 2022, on or prior to December 31, 2022 (unless the Company has not exercised this termination right and ELAT delivers such audited financials); (x) by ELAT, if the Minimum Cash Condition is not anticipated to be met, as reasonably determined by ELAT following the conclusion of an extension meeting to extend the time period for the Company to consummate a business combination; or (x) by the Company, if an ELAT material adverse effect (as defined in the EUR Merger Agreement) following the date of the EUR Merger Agreement is uncured and continuing for at least 30 days.

If the EUR Merger Agreement is terminated, all further obligations of the parties under the EUR Merger Agreement (except for certain obligations related to publicity, confidentiality and access to information, waiver of claims against the Trust Account, transaction litigation, termination and related fees and general provisions) will terminate, and no party to the EUR Merger Agreement will have any further liability to any other party thereto except for liability for willful breach.

If the Company terminates the EUR Merger Agreement because of an EUR Adverse Recommendation Change (as defined above) or EUR terminates as a result of a superior proposal, in each case, ELAT will pay the Company $5 million as expense reimbursement, which we refer to as the Expense Reimbursement Fee. If the Merger Agreement is terminated when an EUR Competing Proposal has been publicly announced or disclosed and not abandoned, and EUR enters into a definitive agreement relating to such EUR Competing Proposal within twelve months of such termination, then EUR will pay the Company the Expense Reimbursement Fee.

Trust Account Waiver

ELAT and EUR each agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account (including any distributions therefrom) held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom to Company’s public stockholders).

A copy of the EUR Merger Agreement is filed with this Report as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the EUR Merger Agreement is qualified in its entirety by reference thereto.

First Amendment to the EUR Merger Agreement

On January 4, 2023, the parties to EUR Merger Agreement entered into the First Amendment which provided that the Company would pay the fee of EUR to the Australian Stock Exchange, as well as the anti-trust and regulatory filing fees incurred prior to the Closing and other fees payable to the SEC, Nasdaq and governmental entities, in each case in connection with the Business Combination. This amendment further provided that, in the event of the consummation of the Business Combination, EUR would be reimbursed by Pubco for ELAT transaction expenses, and clarified that Pubco would be responsible for the Company’s transaction expenses and ELAT transaction expenses (in each case as defined in the EUR Merger Agreement) incurred or paid prior to Closing upon consummation of the Business Combination.

Additional EUR Agreements

Sponsor Support Agreement

Simultaneously with the execution of the EUR Merger Agreement, ELAT, the Company and our sponsor, entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which our sponsor agreed to support the EUR Business Combination and to vote all of its Company common stock (and any other Company securities owned or acquired by the sponsor) in favor of the EUR Merger Agreement and the EUR Business Combination. The sponsor also agreed to take certain other actions in support of the EUR Merger Agreement and the EUR Business Combination and to refrain from taking such actions that would adversely impede the ability of the parties to perform the EUR Merger Agreement. The Sponsor Support Agreement also prevents transfers of Company securities held by the sponsor between the date of the Sponsor Support Agreement and the date of the Closing or earlier termination of the EUR Merger Agreement unless the transferee executes a joinder to the Sponsor Support Agreement. The Sponsor also agreed to surrender 2,049,250 shares of Company Common Stock to the Company for no consideration immediately prior to Closing.

A copy of the Sponsor Support Agreement is filed as Exhibit 10.9 to this Report and is incorporated herein by reference, and the foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference thereto.

Lock-Up Agreement

Simultaneously with the execution of the EUR Merger Agreement, EUR, Pubco and the Sponsor, entered into a Lock-Up Agreement (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the Sponsor and EUR agreed not to, during the period commencing from the Closing and ending 180 days after the date of the Closing: (A) sell, publicly offer to sell, enter into a contract or agreement to sell, hypothecation or pledge of, grant of any option to purchase or otherwise disposition of or agreement to dispose of, in each case, directly or indirectly, or establishment or increase of a put equivalent position or liquidation with respect to or decrease of a call equivalent position with respect to, any security, (B) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (C) publicly announce any intention to effect any transaction specified in clause (A) or (B), any Lock-up Shares (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement). “Lock-up Shares” means (a) with respect to EUR or each of its permitted transferees, the Pubco Ordinary Shares (i) received by EUR as Closing Share Consideration and (ii) received by EUR as Earnout Consideration and (b) with respect to the Sponsor, (i) the Pubco Ordinary Shares it receives as Merger Consideration with respect to the shares of Company common stock that the Sponsor held immediately prior to the Effective Time and (ii) any Pubco Ordinary Shares issued to the Sponsor in connection with the exercise or settlement of any Company warrant or Pubco warrant.

A copy of the Lock-Up Agreement is filed as Exhibit 10.10 to this Report and is incorporated herein by reference, and the foregoing description of the Lock-Up Agreement is qualified in its entirety by reference thereto.

Investors Agreement

The EUR Merger Agreement provides that, at or before the Closing, and effective as of the Closing, PubCo and EUR will enter into an Investors Agreement (the “Investors Agreement”), pursuant to which EUR will continue to be entitled to nominate and appoint certain numbers of directors depending on its percentage ownership of PubCo Shares.

A copy of the form of Investors Agreement is filed as Exhibit 10.11 to this Report and is incorporated herein by reference, and the foregoing description of the form of Investors Agreement is qualified in its entirety by reference thereto.

Registration Rights Agreement

Simultaneously with the Closing, each of PubCo, the Company, the sponsor and EUR, together with certain other persons listed on the signature pages thereto, will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, upon completion of the EUR Business Combination, PubCo will grant certain registration rights to EUR, sponsor and certain other holders of PubCo Shares.

A copy of the Form of Registration Rights Agreement is filed as Exhibit 10.12 to this Report and is incorporated herein by reference, and the foregoing description of the Registration Rights Agreement is qualified in its entirety by reference thereto.

Warrant Assignment, Assumption and Amendment Agreement

In connection with the Closing, PubCo, the Company and Continental, as warrant agent, will enter into the Warrant Assignment, Assumption and Amendment Agreement (the “Assumed Warrant Agreement”), which will amend that certain Warrant Agreement (the “Original Warrant Agreement”), dated as of November 3, 2021, and filed with the SEC on November 8, 2021, by and between the Company and Continental, which Original Warrant Agreement governs all of the Warrants issued by the Company. Pursuant to the Assumed Warrant Agreement, the Company will assign to PubCo all of the Company’s right, title and interest in and to the Original Warrant Agreement and PubCo will assume, and agree to pay, perform, satisfy and discharge in full, as the same become due, all of the Company’s liabilities and obligations under the Original Warrant Agreement, as amended. As a result, each public warrant will automatically cease to represent a right to be exercised into shares of the Company stock and will instead represent a right to be exercised into PubCo Shares pursuant to the terms and conditions of the Original Warrant Agreement, as amended.

A copy of the form of Warrant Assignment, Assumption and Amendment Agreement is filed as Exhibit 10.13 to this Report and is incorporated herein by reference, and the foregoing description of the form of Warrant Assignment, Assumption and Amendment Agreement is qualified in its entirety by reference thereto.

Other than as specifically discussed, this Report does not assume the Closing of the EUR Business Combination.

Extension Amendment and Redemptions

On February 1, 2023, we held a special meeting of stockholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from February 8, 2023 to August 8, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 11,076,703 shares of common stock exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $114.3 million, or approximately $10.32 per share to redeeming shareholders in the Extension Redemptions. For each one-month extension our sponsor will deposit in the trust account a Contribution of $200,000 in the aggregate for shares of common stock not redeemed in connection with the Extension Amendment. The first Contribution was made on February 6, 2023 and subsequent Contributions are payable monthly through the Company’s extension date in August 2023 (if we fully extend the term we have to complete our initial business combination). Our board has the sole discretion whether to continue extending for additional calendar months until August 8, 2023, the end of the Combination Period.

Industry Opportunity

While we may acquire a business in any industry, such as the EUR Business Combination, our focus was in the restaurant, retail, consumer, tech, real estate, and hospitality industries. The leadership team has had demonstrable success over a period of years creating, buying and managing businesses in these industries. The leadership team has demonstrated an ability to spot undervalued assets in one or more of these industries. We also believe that businesses in these industries represent opportunities for growth and consolidation over the next 12-24 month period. Sales by businesses in these industries have been materially and adversely affected by COVID. While we expect overall rents to decrease as a percentage of sales, this will be offset by increased labor and increased operating costs due to high third-party delivery costs which represents a larger portion of the typical revenue mix. Revenue choppiness combined with increased costs will result in a number of companies and their owners weighing their strategic alternatives.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, including the EUR Business Combination, but we may decide to enter into our initial business combination with a target business that meets some, but not all of these criteria and guidelines.

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

Effecting a Business Combination

We will either (1) seek stockholder approval of our initial business combination, such as the EUR Business Combination, at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow stockholders to sell their shares to us in a tender offer, we will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We will have until August 8, 2023 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.20 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of EUR was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Based on the valuation analysis of our leadership and board of directors, we have determined that the fair market value of EUR was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business, such as EUR. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business, including the management team of EUR, when evaluating the desirability of effecting a business combination, and plan to continue to do so if the EUR Business Combination is not consummated and we seek other business combination opportunities, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, including the EUR Business Combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to redeem their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until August 8, 2023 in order to be able to receive a pro rata share of the trust account.

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

None of our officers, directors, sponsor, or their affiliates has purchased units or shares of common stock in our initial public offering, or has since indicated any intention to do so from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, sponsor, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, sponsor, and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

See “EUR Business Combination” above for more information on the requisite approvals for the EUR Business Combination.

Conversion Rights

At any meeting called to approve an initial business combination, such as the EUR Business Combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

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

See “EUR Business Combination” above for more information on any conversion rights associated with the EUR Business Combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have only the Combination Period, or until August 8, 2023, to complete an initial business combination, such as the EUR Business Combination. If we have not completed the EUR Business Combination or another initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Leadership believes that this condition raises substantial doubt about our ability to continue as a going concern.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the Combination Period unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, executive officers, directors or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete the EUR Business Combination, or another initial business combination within the Combination Period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the end of the Combination Period and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering and the sale of the private shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption price would be approximately $10.20. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the end of the Combination Period, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by the end of the Combination Period, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by the end of the Combination Period, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our initial public offering, approximately $158.1 million, was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we have and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses, such as EUR, that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

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

Employees

We have two executive officers and one non-executive vice chairman of the board. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period varies based on the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, such as EUR, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials, such as the EUR Registration Statement, or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to GAAP or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to have our internal control procedures audited for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the EUR Business Combination;

●	our expectations around the performance of a prospective target business or businesses, such as EUR, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the EUR Business Combination, or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, in addition to or instead of EUR, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be spent in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●

if the funds held outside of our trust account are insufficient to allow us to operate until at least August 8, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to maintain an effective system of our internal control over financial reporting, we will not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, due to liquidity shortage and necessity to cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 8, 2023;

●	if third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.20; and

●	our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022 and amended by Amendment No. 1 on Form 10-K/A filed on June 13, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 23, 2022, (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022; (v) Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 10, 2022; and (vi) Definitive Revised Proxy Statement on Schedule 14A, as filed with the SEC on January 17, 2023.

For risks relating to the EUR Business Combination and the EUR Merger Agreement, please see the registration statement and amendments filed by Critical Metals.

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

On March 27, 2023, there was one holder of record of our units, one holder of record of shares of our common stock and two holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5(f) of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on June 13, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on October 12, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination with one or more businesses or entities.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Our sponsor is VO Sponsor, LLC. The IPO Registration Statement was declared effective on November 3, 2021. On November 8, 2021, the Company consummated its initial public offering of 15,500,000 units at $10.00 per unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 of the financial statements included elsewhere in this Report and the sale of an aggregate of 770,000 shares at a price of $10.00 per private placement share in a private placement to the sponsor and Cantor that closed simultaneously with the initial public offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to them and forfeited the remainder. Due to the partial exercise of the over-allotment option, the initial stockholders forfeited 8,750 founder shares. Transaction costs amounted to $11,381,247 consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

Following the closing of the initial public offering on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the initial public offering and the proceeds of the sale of the private placement shares, was deposited in a trust account. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the initial public offering and the sale of the private placement shares will not be released from the trust account until the earliest of: (a) the completion of our initial business combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial business combination within the Combination Period; or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (c) the redemption of the public shares if we are unable to complete the initial business combination within the Combination Period, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the private placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

We will have until August 8, 2023, the end of the Combination Period, unless the Company’s board of directors determines not to extend it that long, to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

EUR Business Combination

On October 24, 2022, the Company, entered into the EU Merger Agreement. Subject to its terms and conditions, the EU Merger Agreement provides that the Company and ELAT will become wholly-owned subsidiaries of PubCo, a newly formed holding company. Pursuant to the EU Merger Agreement, at the closing of the EUR Business Combination, (a) PubCo will acquire all of the issued and outstanding capital shares and equity interests of the ELAT from EUR in exchange for ordinary shares of PubCo, and any shares EUR holds in Pubco shall be surrendered for no consideration, so that ELAT becomes a wholly-owned subsidiary of PubCo and EUR becomes a shareholder of PubCo; and immediately thereafter (b) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of PubCo.

For a full description of the EUR Merger Agreement and the proposed EUR Business Combination, please see “Item 1. Business.”

Extension Amendment and Redemptions

On February 1, 2023, we held a special meeting of stockholders and approved the Extension Amendment, which extended the date by which we must consummate a business combination from February 8, 2023 to August 8, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, stockholders holding 11,076,703 shares of common stock exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $114.3 million, or approximately $10.32 per share to redeeming stockholders in the Extension Redemptions. For each one-month extension our sponsor will deposit into the trust account a Contribution of $200,000 in the aggregate for shares of common stock not redeemed in connection with the Extension Amendment. The first Contribution was made on February 6, 2023 and subsequent Contributions are payable monthly through the Company’s extension date of August 8, 2023 (if we fully extend the term we have to complete our initial business combination). Our board has the sole discretion whether to continue extending for additional calendar months until August 8, 2023, the end of the Combination Period. Immediately after the Extension Redemptions, the amount in the trust account was approximately $45.6 million.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $823,945 of cash in our operating bank account and a working capital deficit of $436,721 (excluding franchise and income taxes payable). As of December 31, 2021, we had $1,046,646 in cash and a working capital of $1,079,831 (excluding franchise tax payable).

Our liquidity needs up to December 31, 2022 have been satisfied through a payment from the sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the sponsor of $150,000, which was fully drawn down as of December 31, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we may not have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination or one year from filing the financial statements. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

In addition, the Company has until August 8, 2023, the end of the Combination Period, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination within the Combination Period. If an initial business combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition as well as possibility of liquidation raise substantial doubt about the Company’s ability to continue as a going concern through the earlier of the liquidation deadline of August 8, 2023 and approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2022 relates to our formation and the initial public offering, and since the initial public offering identifying and evaluating prospective acquisition targets for a business combination, such as the EUR Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on funds in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $253,833, which consisted of formation and operating costs of $2,222,551 and provision for income taxes of $445,313, offset by interest income on trust account of $2,414,031.

For the year ended December 31, 2021, we had net loss of $345,491, which consisted of formation and operating costs of $353,848, offset by interest income on trust account of $8,357.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq Global Market, we agreed to pay the sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial business combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the founder shares, private placement shares, EarlyBirdCapital’s shares, and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement dated November 8, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the IPO Registration Statement and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter had a 45-day option from the date of the initial public offering to purchase up to an aggregate of 2,025,000 additional units at the public offering price less the underwriting commissions to cover over-allotments, if any. On November 8, 2021, the underwriters partially exercised this option and purchased an additional 2,000,000 units and forfeited the remaining 25,000 units available.

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

Critical Accounting Policies

Offering Costs

We comply with the requirements of ASC Topic 340-10-S99-1,“Expenses of Offering” and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the initial public offering and were charged to temporary equity and stockholders’ equity (deficit) based on the underlying instruments’ relative fair value upon the completion of the initial public offering. If the initial public offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2022. The Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. As disclosed in the previously filed Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Amended Report”), as filed with the SEC on June 13, 2022, the Company has determined that payment to one of its financial advisors was inappropriately recorded in the Company’s Statement of Operations for the year ended December 31, 2021, instead of appropriately recording it in the Company’s Statement of Changes in Stockholders’ Deficit for the same period. The impact of the misstatement was material, and the Company filed the 2021 Amended Report to reflect corrected amounts and their appropriate accounting treatment. We identified additional material weaknesses in internal controls related to recording of accruals, proper cut off procedures, remeasurement of redeemable Class A shares, completeness of disclosure of commitments and contingencies, as well as lack of management review. During the fourth quarter 2022 we identified additional material weakness over recording of the Company’s income and franchise tax provision.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. In addition, we have implemented controls around period end reporting, including completeness and accuracy of accruals and disclosure of commitments and contingencies, as well as review of the accuracy of the spreadsheets and reports. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to the issues identified above, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2022. The Company did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expense; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses; and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses. As disclosed in the previously filed Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Amended Report”), as filed with the SEC on June 13, 2022, the Company has determined that payment to one of its financial advisors was inappropriately recorded in the Company’s Statement of Operations for the year ended December 31, 2021, instead of appropriately recording it in the Company’s Statement of Changes in Stockholders’ Deficit for the same period. The impact of the misstatement was material, and the Company filed the 2021 Amended Report to reflect corrected amounts and their appropriate accounting treatment. We identified additional material weaknesses in internal controls related to recording of accruals, proper cut off procedures, remeasurement of redeemable Class A shares, completeness of disclosure of commitments and contingencies, as well as lack of management review. During the fourth quarter 2022 we identified additional material weakness over recording of the Company’s income and franchise tax provision.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding complex accounting applications. In addition, we have implemented controls around period end reporting, including completeness and accuracy of accruals and disclosure of commitments and contingencies, as well as review of the accuracy of the spreadsheets and reports. Even though we implemented above processes and procedures, material weaknesses identified above have not been remediated as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Steve Salis	39	Chairman of the Board of Directors and Chief Executive Officer
Jamie Karson	65	Non-Executive Vice-Chairman of the Board of Directors
Daniel Lee	43	Chief Financial Officer
Karen Kelley	57	Director
Warren Thompson	63	Director
David Perlin	60	Director
Carolyn Trabuco	53	Director

The experience of our directors and executive officers is as follows:

Steve Salis has served as our Chairman and Chief Executive Officer since inception. Mr. Salis serves as the CEO of Salis Holdings, LLC, a company he founded in 2015. Salis Holdings, LLC is a privately-held multi-brand, holding company, which owns restaurants and hospitality assets in Washington D.C. and acquires brands with a high price and value correlation for sale through potentially multiple distribution channels. Prior to founding Salis Holdings, Mr. Salis co-founded &pizza in July 2011, a fast casual pizza brand which delivers individual pizzas cooked within 90 seconds, and served as its CEO from July 2011 to March 2015. As CEO, he assembled successful leadership teams, implemented business and personnel evaluation tools and communicated on a regular basis with the investment community. Additionally, since November 2016, he has served as the Chairman, President, and owner of Kramerbooks, a 44 year old bookstore in Washington D.C. which he acquired in 2017. Prior to &pizza, Mr. Salis nurtured his entrepreneurial spirit in New York City where he worked in the restaurant and hospitality space learning the business from the ground up, working with acclaimed operators, including how to evaluate key operating and acquisition metrics for restaurant and hospitality companies. Mr. Salis attended the University of New Hampshire from 2002-2004 where he studied Economics and Business Administration. Mr. Salis is well qualified to serve on our board due to his business experience and financial acumen.

Jamie Karson has served as our Non-Executive Vice Chairman since inception. Mr. Karson has served as Executive Chairman of Salis Holdings since June 2018, a multi-brand, multi-platform holding company. Mr. Karson and Mr. Salis work closely together on a day-to-day basis. Mr. Karson assists in analyzing operating performance while working with the team, on all strategic aspects of the business, including analyzing potential acquisitions and strategic partnerships. This includes negotiating strategic initiatives with capital sources such as private equity partners, family officers, credit funds and commercial banks. From 2001 to May 2008, Mr. Karson was the CEO and Chairman of the Board of Steve Madden, where he partnered with the executive team, developing and acquiring new brands and new channels of distribution, making retail store openings and closing decisions, managing shareholder communications and relationships, and oversight. Additionally, from January 2009 to January 2014, he was the founder, CEO and COO of Think Pink, LLC which owned and operated 5 branded QSR restaurants in Connecticut where his responsibilities including all hiring and firing, making all real estate decisions, financial modeling and negotiation of the sale of the Company. From August 2015 to September 2017, Mr. Karson served as the CEO and Chairman of the Board of Original Soupman (QTCQV:SOUP) where he increased annual revenues and cut monthly losses. During his tenure, the company established distribution in key supermarket chains around the country including Kroger, Publix, ShopRite, Wegmans, Stop & Shop, and Costco. SOUP filed a petition under Chapter 11 of the federal Bankruptcy Code in June 2017, which resulted in a sale of the assets of the company to an investor group as part of the formal bankruptcy auction process in October, 2017. After the sale was completed, the bankruptcy case ultimately converted into a Chapter 7. Mr. Karson left the company after the bankruptcy sale was completed in October 2017. From October 2017 to June 2018, Mr. Karson served as an independent consultant. Mr. Karson received a B.A. in Political Science from the University of North Carolina, Chapel Hill and his J.D. from New York Law School. Mr. Karson is well qualified to serve on our board due to his business experience and financial acumen.

Daniel Lee has served as our Chief Financial Officer since January 2023 and Head of Business and Corporate Development since November 2021. Since May 2018, Mr. Lee has been SVP of Business Development at Salis Holdings LLC, where he works on potential acquisitions and financings for the company. Since December 2016, Mr. Lee has been a Managing Partner at Candlelight Capital Advisors, LLC, an advisory and consulting firm providing outsourced business strategy and corporate development services for media, technology and consumer companies. Mr. Lee served as the CFO of RiskSpan, Inc. from December 2017 to April 2019 and previously as the Director of Finance from December 2016 to November 2017. At RiskSpan, Inc. he led corporate finance functions, including business planning and budgeting, financial forecasting, cash flow management, and reporting for senior leadership and private equity investors. From October 2016 to August 2016, Mr. Lee was a partner at an early-stage venture firm in Washington D.C., NextGen Venture Partners, LLC which focused on technology-enabled startups. Before NextGen, Mr. Lee was an Equity Analyst at Profit Investment Management from November 2011 to December 2012, before becoming a Senior Equity Analyst in December 2012 where he was responsible for identifying, analyzing and recommending new investment ideas for the financial, financial technology and industrial sectors, until September 2015. Mr. Lee received a B.A. in Economics from the University of Virginia.

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

Carolyn Trabuco has served as one of our directors since December 2021. Currently, Ms. Trabuco is Co-Founder and Independent Member of Public Company Board of Directors at Azul Brazilian Airline (“Azul”) since April 2007, where she serves as Compensation Committee Chair and member of the ESG Committee. Mrs Trabuco is a member of the Board of Directors and Audit Committee for Sizzle Acquisition Corp, a position she has held since November 2021. Since December 2017, Ms. Trabuco has served as Founder and CEO of Thistledown Advisory Group, LLC, a USA based strategic advisory and consulting firm. Prior to founding Thistledown, from 2009-2014 she was a portfolio manager and senior advisor at Astenbeck Capital Markets / Phibro Energy Trading LLC, with responsibility for investing in global resources and energy equities. Prior to that, from 2002-2009 Ms. Trabuco was a portfolio manager and senior equity research analyst at Pequot Capital Management where she established the firm’s investment presence in global metals, mining and steel and in Brazil. Prior to that, Ms. Trabuco was a senior equity research analyst at First Union Capital Markets from 1998-2002, at Montgomery Securities from 1996-1998 and Lehman Brothers from 1995-1996. She began her equity research career at Fidelity Investments where she worked from 1991-1995. Ms. Trabuco graduated from Georgetown University with a B.A. in Art History and an M.B.A. from Sacred Heart University in Public Administration. She holds certificates in Corporate Sustainability from Yale School of Management and in Compensation Committees from Harvard Business School. Mrs. Trabuco is well qualified to serve on our board due to her business experience and financial acumen.

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

The audit committee has been and will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

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

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the up to $150,000 loan made by our sponsor to us, no compensation or fees of any kind has been or will be paid to our sponsor, initial stockholders, members of our leadership team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,693,897 shares of our common stock issued and outstanding as of March 27, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Steve Salis (2)	6,147,750	57.5%
Jamie Karson (2)	6,147,750	57.5%
Karen Kelly (3)	—	—
David Perlin (3)	—	—
Warren Thompson (3)	—	—
Daniel Lee (3)	—	—
Carolyn Trabuco (3)	—	—
VO Sponsor, LLC	6,147,750	57.5%
All directors and executive officers as a group (7 individuals) (2)	6,147,750	57.5%

Other 5% Stockholders
Saba Capital Management, L.P. (4)	1,358,913	12.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Sizzle Acquisition Corp., 4201 Georgia Ave NW, Washington DC 20011.

(2)	Represents securities held by VO Sponsor, LLC, our sponsor, of which Steve Salis and Jamie Karson are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Messrs. Salis and Karson. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(3)	Does not include any securities held by VO Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)	According to a Schedule 13G/A filed on February 14, 2023, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC (collectively, “Saba Capital”) beneficially own 1,358,913 shares of common stock. The number of public shares held by Saba Capital is reported as of December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Saba Capital in connection with the Extension Amendment or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Saba Capital’s current beneficial ownership. The business address for each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

None.

For more information on the EUR Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In October 2020, we issued an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share, to our initial stockholders. On March 2, 2021, we effected a 1.25 for 1 dividend, and as a result our initial stockholders held 3,593,750 founder shares of our common stock. On September 15, 2021, we effected an additional 1.4 for 1 dividend, and as a result our initial stockholders hold 5,031,250 founder shares. The founder shares held by our initial stockholders included an aggregate of up to 656,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial stockholders would continue to own shares equal to 35% of the shares issued in our initial public offering (excluding the private shares and assuming the initial stockholders did not purchase units in our initial public offering). In November 2021, the Company effected a stock dividend of 1.08 shares for each share of common stock outstanding, resulting in our sponsor holding an aggregate of 5,425,000 founder shares (excluding the 8,750 shares forfeited due to a partial exercise by the underwriters of its over-allotment option).

Our sponsor and Cantor purchased an aggregate of 770,000 private shares (722,750 shares by our sponsor and 47,250 shares by Cantor for a total purchase price of $7,700,000). This purchase took place on a private placement basis simultaneously with the consummation of our initial public offering. The purchase price for the private placement shares was deposited into the trust account simultaneously with the consummation of our initial public offering. Our sponsor has agreed not to assign or sell any of the private placement shares (except to certain permitted transferees) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private placement shares will likely be worthless.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. These shares would be identical to the private placement shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founder shares issued and outstanding on the date of the IPO Registration Statement, as well as the holders of the private placement shares and any shares of common stock our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement signed in connection with our initial public offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares and private placement shares can elect to exercise these registration rights at any time commencing on the closing of the business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On November 19, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Note is non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the initial public offering or (iii) the date on which the Company determines not to proceed with the initial public offering. As of December 31, 2022 and 2021, the Company had $153,127 outstanding under the Note, which is now due on demand. The sponsor acknowledged that the Company is not in default.

In connection with the Extension Amendment, our sponsor agreed to loan us the Contribution, equal to $200,000 in the aggregate, for the shares of common stock that were not redeemed at the time of the Extension, for each calendar month (commencing on February 9, 2023 and on the 8th day of each subsequent month), or a portion thereof, that we need to complete an initial business combination until August 8, 2023 (if we fully extend the term we have to complete our initial business combination). For example, if the Company takes until August 8, 2023 to complete its business combination, which would represent six calendar months, the sponsor would make aggregate Contributions of $1.2 million. Each Contribution will be deposited in the trust account within seven calendar days from the beginning of such calendar month (or portion thereof). The sponsor has made the deposit for February 2023. Our board has the sole discretion whether to continue extending for additional calendar months until August 8, 2023, the end of the Combination Period.

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

Other than the payments to Cohen & Company Capital Markets, an affiliate of a passive member of the sponsor, $10,000 per month administrative fee to VO Leadership II, Inc., the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and repayment of the Note, no compensation or fees of any kind have been or will be paid to our sponsor, members of our leadership team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

For more information on the agreements entered into in connection with the EUR Business Combination, please see “Item 1. Business”.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021, totaled approximately $187,460 and $91,155, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum any audit-related fees.

Tax Fees

We paid Marcum $8,755 and $7,210 for tax services, planning or advice for the years ended December 31, 2022, and 2021, respectively.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

SIZZLE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sizzle Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sizzle Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by August 8, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 27, 2023

SIZZLE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Cash	$823,945	$1,046,646
Prepaid expenses	60,417	362,242
Total current assets	884,362	1,408,888
Prepaid expenses – non-current portion	—	35,656
Investments held in Trust Account	159,759,471	158,108,357
Total assets	$160,643,833	$159,552,901

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$1,152,735	$167,573
Franchise tax payable	—	85,711
Deferred tax liability	212,062	—
Income tax payable	233,251	—
Promissory note – related party	153,127	153,127
Total current liabilities	1,751,175	406,411
Deferred underwriters’ fee	8,150,000	8,150,000
Total liabilities	9,901,175	8,556,411

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,500,000 shares at redemption value of approximately $10.31 and $10.20 per share as of December 31, 2022 and December 31, 2021, respectively	159,760,746	158,100,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 15,500,000 shares subject to possible redemption)	627	627
Additional paid-in capital	—	—
Accumulated deficit	(9,018,715)	(7,104,137)
Total stockholders’ deficit	(9,018,088)	(7,103,510)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$160,643,833	$159,552,901

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Formation and operating cost	$1,991,933	$268,137
Franchise tax	230,618	85,711
Loss from Operations	(2,222,551)	(353,848)

Other income
Interest income on Trust Account	2,414,031	8,357

Income before provision for income tax	191,480	(345,491)
Provision for income taxes	(445,313)	—
Net loss	$(253,833)	$(345,491)

Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	2,293,151
Basic and diluted net loss per common stock, redeemable common stock	$(0.01)	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	4,195,998
Basic and diluted net loss per common stock, non-redeemable common stock	$(0.01)	$(0.05)

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Total
	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	5,622,750	562	25,308	(2,642)	23,228
Private Placement Shares sold	770,000	78	7,699,922	—	7,700,000
Representative shares issued	151,200	15	(15)	—	—
Representative shares returned	(264,600)	(27)	27	—	—
Forfeiture of founder shares	(8,750)	(1)	1	—	—
Proceeds allocated to public warrants	—	—	6,062,414	—	6,062,414
Issuance costs allocated to public warrants	—	—	(445,147)	—	(445,147)
Remeasurement of common stock subject to possible redemption amount	—	—	(13,342,510)	(6,756,004)	(20,098,514)
Net loss	—	—	—	(345,491)	(345,491)
Balance as of December 31, 2021	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)
Remeasurement of common stock subject to possible redemption	—	—	—	(1,660,746)	(1,660,746)
Net loss	—	—	—	(253,833)	(253,833)
Balance as of December 31, 2022	6,270,600	$627	$—	$(9,018,715)	$(9,018,088)

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(253,833)	$(345,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	346
Interest on Trust Account	(2,414,031)	(8,357)
Changes in current assets and liabilities:
Prepaid expenses	337,481	(397,898)
Accrued offering costs and expenses	985,163	95,306
Franchise tax payable	(85,711)	85,711
Deferred tax liability	212,062	—
Income taxes payable	233,251	—
Net cash used in operating activities	(985,618)	(570,383)

Cash flows from investing activities:
Cash deposited in Trust Account	—	(158,100,000)
Cash withdrawn from trust account to pay taxes	762,917	—
Net cash provided by (used in) investing activities	762,917	(158,100,000)

Cash flows from financing activities:

Proceeds from initial public offering, net of offering costs	—	152,300,000
Proceeds from private placement	—	7,700,000
Payment of promissory note	—	(118,285)
Payment of deferred offering cost	—	(189,696)
Net cash provided by financing activities	—	159,692,019

Net change in cash	(222,701)	1,021,636
Cash, beginning of the period	1,046,646	25,010
Cash, end of the period	$823,945	$1,046,646

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note – related party	$—	$5,000
Remeasurement of common stock subject to possible redemption	$1,660,746	$20,098,514
Deferred offering costs included in accrued offering costs and expenses	$—	$218,693
Deferred underwriting fee charged to additional paid-in capital	$—	$8,150,000
Deferred offering costs closed to additional paid-in capital	$—	$531,247
Accrued expenses paid by promissory note - related party	$—	$166,876

The accompanying notes are an integral part of these financial statements.

SIZZLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 1 — Organization and Business Operations

Sizzle Acquisition Corp. (the “Company” or “Sizzle”) was incorporated in Delaware on October 12, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2022 related to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company will provide the public stockholders with the opportunity to redeem all or a portion of the shares of common stock of the Company that were issued in the Company’s initial public offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the ASC Topic 480 “Distinguishing Liabilities from Equity.”

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

On February 1, 2023, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from February 8, 2023 to August 8, 2023, or such earlier date as determined by Sizzle’s board of directors (“the “Extension”).

In connection with the Special Meeting, stockholders holding 11,076,703 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $114.3 million (approximately $10.32 per Public Share) will be removed from the trust account to pay such holders and approximately $45.6 million will remain in the trust account. Following redemptions, the Company will have 4,423,297 Public Shares outstanding.

The Company will deposit an aggregate amount of $200,000 (the “Extension Payment”) in its Trust Account for its public stockholders by February 9, 2023, which will enable the Company to extend the period of time it has to consummate the proposed Business Combination to August 8, 2023, and will deposit into the Trust Account the same amount of Extension Payment each additional month that is needed for Sizzle to consummate the proposed Business Combination until August 8, 2023 (unless Sizzle’s board of directors decides to stop extending the time period earlier than such date).

The Company has until August 8, 2023 to complete an initial Business Combination. If it has not completed an initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to it but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Merger Agreement

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

Further, (a) the Company’s issued and outstanding shares common stock immediately prior to the effective time of the Merger, will be cancelled in exchange for the right of the holder thereof to receive one ordinary share, par value $0.0001 per share, of Pubco (“Ordinary Share”), (b) all of the outstanding Public Warrants of the Company, entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share will be converted into the right to receive a warrant to purchase one Ordinary Share at the same exercise price, being an exercise price of $11.50 per share, and (c) EUR will receive the number of Ordinary Shares in the Share Exchange that shall have an aggregate value equal to the Closing Share Consideration (as defined in the Merger Agreement) consisting of $750,000,000 divided by the redemption amount per share of common stock payable to the Company’s public stockholders that elect to redeem common stock in connection with the Closing, and, subject to applicable terms and conditions, earnout consideration of up to an additional 10% of such Closing Share Consideration, in each case subject to adjustment as set forth in the Merger Agreement, and all upon the terms and subject to the conditions set forth in the Merger Agreement.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $823,945 of cash in its operating bank account and a working capital deficit of $436,721 (excluding franchise and income taxes payable). As of December 31, 2021, the Company had $1,046,646 of cash in its operating bank account and a working capital of $1,079,831 (excluding franchise tax payable).

The Company’s liquidity needs up to December 31, 2022 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5), which was fully drawn down as of December 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, and 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to an initial business combination. The Company has until August 8, 2023, to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, in addition to possibility that Company would not be able to close a business combination through August 8, 2023, raise substantial doubt about the Company’s ability to continue as a going concern through that date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current period’s presentation. As of December 31, 2021, and for the year ended December 31, 2021 the amount of Franchise tax expense and payable of $85,711 was included in the total amount of Accrued offering costs and Formation and operating cost. Such reclassifications have no effect on net loss as previously reported.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $823,945 and $1,046,646 in cash as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022, and 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the years ended December 31, 2022 and 2021, the Company withdrew $762,917 and $0, respectively, of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding gain (loss) and fair value of held to maturity securities on December 31, 2022 and December 31, 2021 are classified as Level 1 and are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities	$159,750,571	$77,162	$—	$159,827,733

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$158,108,357	$1,846	$—	$158,110,203

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

All of the 15,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2022 and December 31, 2021, all shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The common stock subject to possible redemption reflected on the balance sheets as of December 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$155,000,000
Less:
Fair Value of public warrants	(6,062,414)
Common stock issuance costs	(10,936,100)
Plus:
Remeasurement of carrying value to redemption value	20,098,514
Common stock subject to possible redemption (December 31, 2021)	$158,100,000
Plus:
Remeasurement of carrying value to redemption value	1,660,746
Common stock subject to possible redemption (December 31, 2022)	$159,760,746

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

	For the year ended December 31, 2022	For the year ended December 31, 2021
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(180,721)	$(122,090)
Basic and diluted weighted average shares outstanding, redeemable common stock	15,500,000	2,293,151
Basic and diluted net loss per common stock	$(0.01)	$(0.05)
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(73,112)	$(223,401)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	4,195,998
Basic and diluted net loss per common stock	$(0.01)	$(0.05)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the IPO. As of December 31, 2022, and December 31, 2021, the Company had $153,127 outstanding under the Promissory Note, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the year ended December 31, 2022, $120,000 had been incurred and paid. For the period from October 12, 2020 (Inception) through December 31, 2021, $20,000 had been recorded and paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

On April 25, 2022, the Company entered into an agreement with BTIG for capital market advisory services in relationship with management of the redemptions of Public Shares in connection with the anticipated business combination as described in Note 8 below. The Company will pay BTIG a base advisory fee of $1,500,000, plus an additional fee of up to $3,750,000 depending on the amount of funds remaining in the trust account. The advisory fee is to be paid upon completion of the business combination.

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

On September 10, 2022, the Company entered in a consulting agreement with the ICR LLC (“ICR”) to provide certain services related to the business combination. ICR’s compensation consists of the following:

●	$20,000 per month until the three (3) month anniversary of the announcement date of the business combination, pro-rated for any partial month, which is expensed by the Company as incurred;

●	a transaction fee of $250,000, payable immediately upon completion of the business combination (and which shall be waived if the business combination is not completed for any reason); and

●	a performance-based fee of $250,000, payable immediately upon completion of the business combination, based on certain performance indicators related to market capitalization of the combined company.

Except for ICR’s monthly fees, which the Company records in its results of operations as they are incurred, all other arrangements described in this section are contingent upon closing of the business combination and related PIPE financing and will be recorded upon their completion.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,270,600 shares of common stock issued and outstanding, which includes 5,425,000 Founder Shares, 75,600 EBC Shares and 770,000 Private Placement Shares, but excludes the 15,500,000 Public Shares that are subject to possible redemption.

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

Public Warrants — As of December 31, 2022 and 2021, there were 7,750,000 Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021

Deferred tax asset (liability)
Organizational costs/Start-up costs	$474,562	56,256
Unrealized gain on Trust Account	(212,062)
Federal net operating loss	—	16,297
Total deferred tax asset (liability)	262,500	72,553
Valuation allowance	(474,562)	(72,553)
Deferred tax asset (liability), net of allowance	$(212,062)	—

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021

Federal
Current	$233,251	—
Deferred	(189,947)	(72,553)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	402,009	72,553
Income tax provision	$445,313	—

The Company’s federal net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $77,604, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $402,009 and $72,553, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	$21.00%	21.00%
Deferred tax liability change in rate
Non-deductible interest	1.61%	—
Change in valuation allowance	209.95%	(21.00)%
Effective tax rate	$232.56%	—

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

March 27, 2023	SIZZLE ACQUISITION CORP.

	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steve Salis	Chairman and Chief Executive Officer	March 27, 2023
Steve Salis	(Principal Executive Officer)

/s/ Daniel Lee	Chief Financial Officer	March 27, 2023
Daniel Lee	(Principal Financial and Accounting Officer)

/s/ Jamie Karson	Vice Chairman	March 27, 2023
Jamie Karson

/s/ Karen Kelly	Director	March 27, 2023
Karen Kelly

/s/ Warren Thompson	Director	March 27, 2023
Warren Thompson

/s/ David Perlin	Director	March 27, 2023
David Perlin

/s/ Carolyn Trabuco	Director	March 27, 2023
Carolyn Trabuco

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co, as representative of the several underwriters. (3)
2.1	Agreement and Plan of Merger, dated as of October 24, 2022, by and among European Lithium Limited, European Lithium AT (Investments) Limited, Critical Metals Corp., Project Wolf Merger Sub Inc., and Sizzle Acquisition Corp. (4)
2.2	First Amendment to Agreement and Plan of Merger, dated January 4, 2023, by and among the Company, European Lithium Limited, European Lithium AT (investments) Limited, Critical Metals Corp., and the other parties thereto. (5)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1)
3.3	Amendment to Amended and Restated Certificate of Incorporation (6)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (8)
10.1	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors, and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Promissory Note, dated November 19, 2020. (1)
10.4	Registration Rights Agreement, dated November 3, 2021, by and among the Company and certain security holders. (3)
10.5	Administrative Support Agreement, dated November 3, 2021, by and between the Company and VO Sponsor, LLC. (3)
10.6	Private Placement Shares Subscription Agreement, dated November 3, 2021, by and between the Company and the Sponsor. (3)
10.7	Private Placement Shares Subscription Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co. (3)
10.8	Form of Indemnification Agreement. (2)
10.9	Sponsor Support Agreement, dated as of October 24, 2022, by and among VO Sponsor, LLC and European Lithium AT (Investments) Limited (4)
10.10	Lock-Up Agreement, dated as October 24, 2022, by and among VO Sponsor, LLC, European Lithium Limited and Critical Metals Corp. (4)
10.11	Form of Investors Agreement (4)
10.12	Form of Registration Rights Agreement (4)
10.13	Form of Warrant Assignment, Assumption and Amendment Agreement (4)
10.14	Promissory Note, dated February 6, 2023 (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
1.01.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254182), filed with the SEC on March 11, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-254182), filed with the SEC on March 19, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2023.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022.