Form 10-Q
period 2023-06-30
Sizzle Acquisition Corp.
filed 2023-08-11
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 9,356,653 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP.

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor Fitzgerald & Co.” are to the representatives of the underwriters of the Company’s initial public offering;

●	“Combination Period” are to February 8, 2024, that the Company has to consummate an initial Business Combination;

●	“common stock” are to the shares of common stock of the Company, par value $0.0001 per share;;

●	“Company,” “our Company,” “we” or “us” are to Sizzle Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“EBC Shares” are to shares issued to EarlyBirdCapital, Inc.;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the shares of common stock initially purchased by our Sponsor (as defined below) in the private placement (as defined below) (for the avoidance of doubt, such shares of common stock will not be “Public Shares” (as defined below));

ii

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 8, 2021;

●	“initial stockholders” are to holders of our Founder Shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of Private Placement Shares (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“Private Placement Shares” are to the shares sold to the Sponsor (as defined below) and Cantor at a purchase price of $10.00 per private share;

●	“Public Shares” are to the shares of common stock sold as part of the Units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 11, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-254182);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to VO Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $158,100,000 from the net proceeds of the sale of the Units in the initial public offering and the Private Placement Shares was placed following the closing of the initial public offering;

●	“Units” are to the Units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SIZZLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$23,415	$823,945
Prepaid expenses	39,167	60,417
Total current assets	62,582	884,362
Investments held in Trust Account	47,479,282	159,759,471
Total assets	$47,541,864	$160,643,833

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$1,864,763	$1,152,735
Deferred tax liability	—	212,062
Income tax payable	720,769	233,251
Excise tax payable	1,143,627	—
Promissory note – related party	529,437	153,127
Total current liabilities	4,258,596	1,751,175
Deferred underwriters’ fee	8,150,000	8,150,000
Total liabilities	12,408,596	9,901,175

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 4,423,297 and 15,500,000 shares at redemption value of approximately $10.72 and $10.31 per share as of June 30, 2023 and December 31, 2022, respectively	47,435,190	159,760,746

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 4,423,297 and 15,500,000 shares subject to possible redemption), as of June 30, 2023 and December 31, 2022, respectively	627	627
Additional paid-in capital	—	—
Accumulated deficit	(12,302,549)	(9,018,715)
Total stockholders’ deficit	(12,301,922)	(9,018,088)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$47,541,864	$160,643,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating cost	$516,040	$222,062	$1,139,300	$405,515
Franchise tax	23,000	173,214	45,400	223,873
Loss from operations	(539,040)	(395,276)	(1,184,700)	(629,388)

Other expense
Interest income on Trust Account	408,289	240,660	1,357,094	305,064

Loss before provision for income taxes	(130,751)	(154,616)	172,394	(324,324)
Provision for income taxes	(80,795)	(3,410)	(275,456)	(3,410)
Net loss	$(211,546)	$(158,026)	$(103,062)	$(327,734)

Basic and diluted weighted average shares outstanding, redeemable common stock	4,423,297	15,500,000	7,163,628	15,500,000
Basic and diluted net loss per common stock, redeemable common stock	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable common stock, subject to redemption	6,270,600	6,270,600	6,270,600	6,270,600
Basic and diluted loss per common stock, non-redeemable common stock	$(0.02)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	6,270,600	$627	$—	$(9,018,715)	$(9,018,088)
Remeasurement of common stock subject to possible redemption	—	—	—	(1,131,744)	(1,131,744)
Excise tax on stock redemptions				(1,143,627)	(1,143,627)
Net income	—	—	—	108,484	108,484
Balance as of March 31, 2023	6,270,600	627	—	(11,185,600)	(11,184,973)
Remeasurement of common stock subject to possible redemption	—	—	—	(905,403)	(905,403)
Net loss	—	—	—	(211,546)	(211,546)
Balance as of June 30, 2023	6,270,600	$627	$—	$(12,302,549)	$(12,301,922)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)
Net loss	—	—	—	(169,708)	(169,708)
Balance as of March 31, 2022	6,270,600	$627	$—	$(7,273,845)	$(7,273,218)
Net loss	—	—	—	(158,026)	(158,026)
Balance as of June 30, 2022	6,270,600	$627	$—	$(7,431,871)	$(7,431,244)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(103,062)	$(327,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,357,094)	(305,064)
Changes in current assets and liabilities:
Prepaid expenses	21,250	159,274
Accrued offering costs and expenses	712,031	(50,403)
Deferred tax liability	(212,062)	—
Franchise tax payable	—	137,252
Income tax payable	487,518	3,410
Net cash used in operating activities	(451,419)	(383,265)

Cash flows from investing activities:
Cash withdrawn from trust account to pay taxes	274,580	—
Cash withdrawn from trust account for redemptions	114,362,702	—
Principal deposited in Trust Account	(1,000,000)	—
Net cash provided by investing activities	113,637,282	—

Cash flows from financing activities:
Redemption of shares	(114,362,702)	—
Payment of promissory note	376,310	—
Net cash used in financing activities	(113,986,392)	—

Net change in cash	(800,529)	(383,265)
Cash, beginning of the period	823,945	1,046,646
Cash, end of the period	$23,416	$663,381

Supplemental disclosure of non-cash financing activities:
Excise tax payable	$1,143,627	$—
Remeasurement of common stock subject to possible redemption	$2,037,147	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2023 related to the Company’s formation and the initial public offering (“IPO”), which is described below and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On February 1, 2023, the Company held a special meeting of stockholders (“February Special Meeting”). At the February Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from February 8, 2023 to August 8, 2023, or such earlier date as determined by the Company’s board of directors (the “February Extension”).

In connection with the February Special Meeting, stockholders holding 11,076,703 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $114.3 million (approximately $10.32 per Public Share) was removed from the trust account to pay such holders and approximately $45.6 million remained in the trust account. Following redemptions, the Company had 4,423,297 Public Shares outstanding.

The Company has agreed to deposit an aggregate amount of $200,000 (the “February Extension Payment”) in the trust account by February 9, 2023 and to deposit into the trust account the same amount as the February Extension Payment each additional month that is needed for the Company to consummate the proposed Business Combination until August 8, 2023 (unless the Company’s board of directors decides to stop extending the time period earlier than such date).

On August 7, 2023, the Company held a special meeting of stockholders (“August Special Meeting”). At the August Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from August 8, 2023 to February 8, 2024, or such earlier date as determined by the Company’s board of directors (the “August Extension”).

In connection with the August Special Meeting, stockholders holding 1,337,244 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $14.5 million (approximately $10.85 per Public Share) was removed from the trust account to pay such holders and approximately $33.5 million remained in the trust account. Following redemptions, the Company had 3,086,053 Public Shares outstanding.

The Company has agreed to deposit an aggregate amount of $60,000 (the “August Extension Payment”) in the trust account by August 9, 2023 and to deposit into the trust account the same amount as the August Extension Payment each additional month that is needed for the Company to consummate the proposed Business Combination until February 8, 2024 (unless the Company’s board of directors decides to stop extending the time period earlier than such date).

The Company has until February 8, 2024 to complete an initial Business Combination. If it has not completed an initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to it but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Merger Agreement

On October 24, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with European Lithium Limited, an Australian Public Company limited by shares (“EUR”), European Lithium AT (Investments) Limited, a BVI business company incorporated in the British Virgin Islands and a direct, wholly-owned subsidiary of EUR (“European Lithium”), Critical Metals Corp., a BVI business company incorporated in the British Virgin Islands (“Pubco”) and Project Wolf Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”), pursuant to which, upon closing of the Business Combination (the “Closing”), Pubco will acquire all of the issued and outstanding capital shares and equity interests of European Lithium from EUR and European Lithium shareholders in exchange for ordinary shares of Pubco, European Lithium shall become a wholly owned subsidiary of Pubco and European Lithium shareholders shall become shareholders of Pubco (the “Share Exchange”); and immediately thereafter Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Pubco.

The Merger Agreement provides that at the effective time of the Closing (the “Effective Time”):

(i) all of the outstanding shares of the Company’s common stock, will be exchanged for the right to receive the ordinary shares of Pubco, par value $0.001 per share (the “Pubco Ordinary Shares”) (following which exchange all shares of the Company’s common stock will be cancelled and cease to exist);

(ii) all of the outstanding whole warrants of the Company, entitling the holder thereof to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (collectively, the “Company Warrants”) will be assumed by Pubco and converted into the right to receive a warrant to purchase one Pubco Ordinary Share (in lieu of the Company’s common stock) at the same exercise price (collectively, the “Pubco Warrants”); and

(iii) shareholders of the Company will receive Pubco Ordinary Shares in the Share Exchange, equal to the amount of shares consisting of (i) $750,000,000, divided by (ii) the redemption amount per share of the Company’s common stock payable to the Company’s stockholders in connection with the closing of the Business Combination as provided in the Merger Agreement, and which is referred to as the Closing Share Consideration.

Upon the Effective Time, the outstanding publicly traded units of the Company will be separated into their component securities, consisting of (a) one share of the Company’s common stock and (b) one-half of one Company Warrant (each of which shall be exchanged in accordance with the foregoing description). According to the Merger Agreement, each registered holder of the Company Warrants will be eligible to have each whole the Company Warrant converted into one Pubco Warrant, following aggregation of such holder’s registered Company Warrants, and rounded down to the nearest whole warrant following such aggregation of warrants, with no issuance of a fractional Pubco Warrant.

Up to an additional 10% of the Closing Share Consideration will be contingently issuable to EUR, in the form of an earnout which is subject to certain terms and conditions relating to the price of Pubco Ordinary Shares, during the five year period following the consummation of the Business Combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $23,415 of cash in its operating bank account and a working capital deficit of $3,445,065 (excluding franchise and income taxes payable). As of December 31, 2022, the Company had $823,945 of cash in its operating bank account and a working capital deficit of $436,721 (excluding franchise and income taxes payable).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to an initial business combination. The Company has until February 8, 2024, to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, in addition to the possibility that Company would not be able to close a business combination through February 8, 2024, raise substantial doubt about the Company’s ability to continue as a going concern through that date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As discussed above, on February 1, 2023, holders of 11,076,703 shares of common stock elected to redeem their shares in connection with the February Extension. As a result, $114,362,703 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $1,143,627 should be recorded for the excise tax in connection with the above mentioned redemptions. This liability will be reviewed and remeasured at each subsequent reporting period.

As discussed above, on August 7, 2023, holders of 1,337,244 shares of common stock elected to redeem their shares in connection with the August Extension. As a result, approximately $14.5 million will be removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $0.1 million should be recorded for the excise tax in connection with the above mentioned redemptions. This liability will be reviewed and remeasured at each subsequent reporting period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 28, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $23,415 and $823,945 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying condensed statements of operations. During the six months ended June 30, 2023 and year ended December 31, 2022, the Company withdrew $274,580 and $762,917, respectively, of the interest income from the Trust Account to pay its tax obligations.

As of June 30, 2023, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

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

Funds in Company’s Trust Account were invested in Money Market Funds as June 30, 2023, and classified as trading securities and Level 1 in the hierarchy of fair value measurements with carrying value approximating fair value.

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

All of the 15,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2023 and December 31, 2022, 4,423,297 and 15,500,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The common stock subject to possible redemption reflected on the balance sheets as of June 30, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds	$155,000,000
Less:
Fair Value of public warrants	(6,062,414)
Common stock issuance costs	(10,936,100)
Plus:
Remeasurement of carrying value to redemption value	21,759,260
Common stock subject to possible redemption (December 31, 2022)	159,760,746
Less:
Redemption	(114,362,703)
Plus:
Remeasurement of carrying value to redemption value	2,037,147
Common stock subject to possible redemption (June 30, 2023)	$47,435,190

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(87,501)	$(112,510)	$(54,956)	$(233,337)
Basic and diluted weighted average shares outstanding, redeemable common stock	4,423,297	15,500,000	7,163,628	15,500,000
Basic and diluted net loss per common stock	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(124,045)	$(45,516)	$(48,105)	$(94,397)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	6,270,600	6,270,600	6,270,600
Basic and diluted net loss per common stock	$(0.02)	$(0.01)	$(0.01)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, including funds held in Trust on behalf of the Company, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 61.79% and 2.21% for the three months ended June 30, 2023 and 2022, respectively, (159.78%) and 1.05% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Promissory Note — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the IPO. As of June 30, 2023, and December 31, 2022, the Company had $129,437 and $153,127 outstanding under the Promissory Note, respectively, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

On February 6, 2023, the Company issued a promissory note in the principal amount of $200,000 to the Sponsor in connection with payments to be made into the Trust Account for the Extension (the “Extension Note”). The Extension Note bears no interest and is due and payable upon the consummation of the Company’s initial Business Combination. As of June 30, 2023, the Company had borrowed an additional principal amount of $400,000 on the same terms as the Extension Note.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2023, $30,000 and $60,000 had been incurred and paid, respectively. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, had been incurred and paid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2023, there were 10,693,897 shares of common stock issued and outstanding, which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Placement Shares and 4,423,297 Public Shares. As of December 31, 2022, there were 21,770,600 shares of common stock issued and outstanding, which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Placement Shares and 15,500,000 Public Shares.

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

Public Warrants — As of June 30, 2023 and December 31, 2022, there were 7,750,000 Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that unaudited condensed financial statements were issued. Based upon this review, other than as discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 7, 2023, the Company, Critical Metals and Merger Sub entered into that certain Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”), pursuant to which the Merger Agreement was amended to (i) extend the date (the “Outside Date”) by which either the Company or Critical Metals may terminate the Merger Agreement if the proposed business combination (the “Proposed Business Combination”) has not been consummated, (ii) remove as a condition to the closing of the Proposed Business Combination that the Company or Pubco have net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the United States Securities Exchange Act of 1934 ) of at least $5,000,001 (the “Net Tangible Asset Test”), unless, at the meeting of Company’s stockholders held to approve the Proposed Business Combination, Company’s stockholders reject a proposal to remove the Net Tangible Asset Test from the Company’s organizational documents, and (iii) provide that the Company shall, by no later than July 14, 2023, prepare and file with the SEC a proxy statement pursuant to which it shall seek the approval of its stockholders for proposals to amend its organizational documents to extend the time period for it to consummate its initial business combination. The Second Amendment extended the Outside Date to the earlier of (A) the last date for Company to consummate its initial business combination pursuant to an extension granted pursuant to the Company’s organizational documents and (B) September 8, 2023.

On August 7, 2023, the Company held the August Special Meeting. At the August Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from August 8, 2023 to February 8, 2024, or such earlier date as determined by the Company’s board of directors.

In connection with the August Special Meeting, stockholders holding 1,337,244 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $14.5 million (approximately $10.85 per Public Share) was removed from the trust account to pay such holders and approximately $33.5 million remained in the trust account. Following redemptions, the Company had 3,086,053 Public Shares outstanding.

The Company has agreed to deposit an aggregate amount of $60,000 in the trust account by August 9, 2023 and to deposit into the trust account the same amount of August Extension Payment each additional month that is needed for the Company to consummate the proposed Business Combination until February 8, 2024 (unless the Company’s board of directors decides to stop extending the time period earlier than such date).

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

We will have until February 8, 2024, the end of the Combination Period, unless the Company’s board of directors determines not to extend it that long, to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

EUR Business Combination

On October 24, 2022, the Company entered into the Merger Agreement, pursuant to which, upon closing of the Business Combination (the “Closing”), Pubco will acquire all of the issued and outstanding capital shares and equity interests of European Lithium from EUR and European Lithium shareholders in exchange for ordinary shares of Pubco, European Lithium shall become a wholly owned subsidiary of Pubco and European Lithium shareholders shall become shareholders of Pubco (the “Share Exchange”); and immediately thereafter Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Pubco.

Extension Amendments and Redemptions

On February 1, 2023, we held a special meeting of stockholders and approved an extension amendment, which extended the date by which we must consummate a business combination from February 8, 2023 to August 8, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, stockholders holding 11,076,703 shares of common stock exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of approximately $114.3 million, or approximately $10.32 per share, to redeeming stockholders in connection with the February Extension. For each one-month extension our sponsor loaned the Company $200,000 to be deposited into the trust account for shares of common stock not redeemed in connection with the Extension Amendment. The first deposit was made on February 6, 2023 and subsequent monthly deposits were made through the Company’s extension date of August 8, 2023.

On August 7, 2023, we held a special meeting of stockholders and approved an extension amendment, which extended the date by which we must consummate a business combination from August 8, 2023 to February 8, 2024 (or such earlier date as determined by the board). In connection with the extension amendment, stockholders holding 1,337,224 shares of common stock exercised their right to redeem such shares for a pro rata portion of the trust account. We will pay cash in the aggregate amount of approximately $14.5 million, or approximately $10.85 per share, to redeeming stockholders in connection with the August Extension. For each one-month extension our sponsor will loan the Company $60,000 to be deposited into the trust account for shares of common stock not redeemed in connection with the extension amendment. The first deposit will be made on or about August 9, 2023 and subsequent deposits are payable monthly through the Company’s extension date of February 8, 2024 (if we fully extend the term we have to complete our initial business combination). Our board has the sole discretion whether to continue extending for additional calendar months until February 8, 2024, the end of the Combination Period. Immediately after the August Extension, the amount in the trust account was approximately $33.5 million.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $23,415 of cash in our operating bank account and a working capital of $3,445,065 (excluding franchise and income taxes payable). As of December 31, 2022, we had $823,945 of cash in our operating bank account and a working capital deficit of $436,721 (excluding franchise and income taxes payable).

Our liquidity needs up to June 30, 2023 have been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of $150,000, which was fully drawn down as of June 30, 2023, and the cash amounts held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

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

In addition, the Company has until February 8, 2024, the end of the Combination Period, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination within the Combination Period. If an initial business combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition as well as possibility of liquidation raise substantial doubt about the Company’s ability to continue as a going concern through the earlier of the liquidation deadline of February 8, 2024 and approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2023 relates to our formation and the initial public offering, and since the initial public offering identifying and evaluating prospective acquisition targets for a business combination, such as the EUR Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on funds in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $211,546, which consisted of formation and operating costs of $516,040, Delaware franchise tax of $23,000 and income tax provision of $80,795, offset by interest income on Trust Account of $408,289.

For the six months ended June 30, 2023, we had net loss of $103,062, which consisted of formation and operating costs of $1,139,300, Delaware franchise tax of $45,400 and income tax provision of $275,456, offset by interest income on Trust Account of $1,357,094.

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

Critical Accounting Policies

Offering Costs

We comply with the requirements of ASC Topic 340-10-S99-1, “Expenses of Offering” and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the initial public offering and were charged to temporary equity and stockholders’ equity (deficit) based on the underlying instruments’ relative fair value upon the completion of the initial public offering. If the initial public offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

During quarterly period ended September 30, 2022 we identified additional material weaknesses in internal controls related to recording of accruals, proper cut off procedures, remeasurement of redeemable shares, completeness and accuracy of disclosure of commitments and contingencies, and management review of financial reporting control.

During the fourth quarter 2022 we identified additional material weaknesses over recording of the Company’s income and franchise tax provision.

None of the above listed material weaknesses were remediated through June 30, 2023.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective as of June 30, 2023, and that there were material weaknesses as identified above, we believe that our financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sizzle Acquisition Corp.

August 11, 2023	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 11, 2023	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)