Form 10-Q
period 2023-09-30
Sizzle Acquisition Corp.
filed 2023-11-17
CIK 1829322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Not Applicable

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

As of November 17, 2023, there were 9,356,653 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SIZZLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Amended and Restated Certificate of Incorporation” are to the Company’s (as defined below) amended and restated certificate of incorporation, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representatives of the underwriters of the IPO (as defined below);

●	“Combination Period” are to the 28-month period, from the closing of the initial public offering to February 8, 2024, or such earlier date as determined by the board of directors, as extended by the February Extension (as defined below) and August Extension (as defined below), unless further extended pursuant to the Amended and Restated Certificate of Incorporation, that the Company has to consummate an initial Business Combination;

●	“common stock” are to the shares of common stock of the Company, par value $0.0001 per share;

●	“Company,” “our Company,” “we” or “us” are to Sizzle Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of the Trust Account (as defined below) and warrant agent of the Public Warrants (as defined below);

●	“EBC” are to EarlyBirdCapital, Inc.;

●	“EBC Shares” are to shares issued to EBC;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the shares of common stock initially purchased by the Sponsor (as defined below) in the Private Placement (as defined below) (for the avoidance of doubt, such shares of common stock will not be “Public Shares” (as defined below));

ii

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 8, 2021;

●	“initial stockholders” are to holders of the Founder Shares prior to the initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or the “management team” are to the Company’s executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Private Placement” are to the private placement of Private Placement Shares (as defined below) that occurred simultaneously with the closing of the initial public offering;

●	“Private Placement Shares” are to the shares sold to the Sponsor and Cantor at a purchase price of $10.00 per share;

●	“Public Shares” are to the shares of common stock sold as part of the Units (as defined below) in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of the Public Shares, including the initial stockholders and management team to the extent the initial stockholders and/or members of the Company’s management team purchase Public Shares, provided that each initial stockholder’s and member of the Company’s management team’s status as a “public stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in the initial public offering (whether they were subscribed for in the initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 11, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-254182);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to VO Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $158,100,000 from the net proceeds of the sale of the Units in the initial public offering and the Private Placement Shares was placed following the closing of the initial public offering;

●	“Units” are to the units sold in the initial public offering, which consist of one Public Share and one-half of one Public Warrant; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SIZZLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$1,075	$823,945
Prepaid expenses	19,167	60,417
Total current assets	20,242	884,362
Investments held in Trust Account	33,749,670	159,759,471
Total assets	$33,769,912	$160,643,833

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$2,326,831	$1,152,735
Deferred tax liability	—	212,062
Income tax payable	741,979	233,251
Excise tax payable	1,288,829	—
Promissory Note - Related Party	964,437	153,127
Total current liabilities	5,322,076	1,751,175
Deferred underwriters’ fee	8,150,000	8,150,000
Total liabilities	13,472,076	9,901,175

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 3,086,053 and 15,500,000 shares at redemption value of approximately $10.91 and $10.31 per share as of September 30, 2023 and December 31, 2022, respectively	33,674,267	159,760,746

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,270,600 shares issued and outstanding (excluding 3,086,053 and 15,500,000 shares subject to possible redemption), as of September 30, 2023 and December 31, 2022, respectively	627	627
Additional paid-in capital	—	—
Accumulated deficit	(13,377,058)	(9,018,715)
Total stockholders’ deficit	(13,376,431)	(9,018,088)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$33,769,912	$160,643,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating cost	$609,305	$594,513	$1,748,605	$1,000,028
Franchise tax	10,100	55,145	55,500	279,018
Loss from operations	(619,405)	(649,658)	(1,804,105)	(1,279,046)

Other expense
Interest income on Trust Account	566,173	723,707	1,923,266	1,028,771

Loss before provision for income taxes	(53,232)	74,049	119,161	(250,275)
Provision for income taxes	(116,775)	(137,741)	(392,231)	(141,151)
Net loss	$(170,007)	$(63,692)	$(273,070)	$(391,426)

Basic and diluted weighted average shares outstanding, redeemable common stock	3,638,393	15,500,000	5,457,155	15,500,000
Basic and diluted net loss per common stock, redeemable common stock	$(0.02)	$(0.00)	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable common stock, subject to redemption	6,270,600	6,270,600	6,270,600	6,270,600
Basic and diluted loss per common stock, non-redeemable common stock	$(0.02)	$(0.00)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	6,270,600	$627	$—	$(9,018,715)	$(9,018,088)
Remeasurement of common stock subject to possible redemption	—	—	—	(1,131,744)	(1,131,744)
Excise tax accrual on stock redemptions				(1,143,627)	(1,143,627)
Net income	—	—	—	108,484	108,484
Balance as of March 31, 2023	6,270,600	627	—	(11,185,602)	(11,184,975)
Remeasurement of common stock subject to possible redemption	—	—	—	(905,403)	(905,403)
Net loss	—	—	—	(211,546)	(211,546)
Balance as of June 30, 2023	6,270,600	$627	$—	$(12,302,551)	$(12,301,924)
Remeasurement of common stock subject to possible redemption	—	—	—	(759,298)	(759,298)
Excise tax accrual on stock redemptions	—	—	—	(145,202)	(145,202)
Net loss	—	—	—	(170,007)	(170,007)
Balance as of September 30, 2023	6,270,600	$627	$—	$(13,377,058)	$(13,376,431)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,270,600	$627	$—	$(7,104,137)	$(7,103,510)
Net loss	—	—	—	(169,708)	(169,708)
Balance as of March 31, 2022	6,270,600	627	—	(7,273,845)	(7,273,218)
Net loss	—	—	—	(158,026)	(158,026)
Balance as of June 30, 2022	6,270,600	627	—	(7,431,871)	(7,431,244)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(728,453)	(728,453)
Net loss	—	—	—	(63,692)	(63,692)
Balance as of September 30, 2022	6,270,600	$627	$—	$(8,224,016)	$(8,223,389)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(273,070)	$(391,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,923,266)	(1,028,771)
Changes in current assets and liabilities:
Prepaid expenses	41,250	258,012
Accrued offering costs and expenses	1,174,095	320,612
Deferred tax liability	(212,062)	—
Franchise tax payable	—	192,398
Income tax payable	508,728	141,151
Net cash used in operating activities	(684,325)	(508,024)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	370,145	—
Cash withdrawn from Trust Account for redemptions	128,882,923	—
Principal deposited in Trust Account	(1,320,000)	—
Net cash provided by investing activities	127,933,068	—

Cash flows from financing activities:
Redemption of shares	(128,882,923)	—
Proceeds from the promissory notes to related parties	811,310	—
Net cash used in financing activities	(128,071,613)	—

Net change in cash	(822,870)	(508,024)
Cash, beginning of the period	823,945	1,046,646
Cash, end of the period	$1,075	$538,622

Supplemental disclosure of non-cash financing activities:
Excise tax payable	$1,288,829	$—
Remeasurement of common stock subject to possible redemption	$2,796,445	$728,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIZZLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations

Sizzle Acquisition Corp. was incorporated in Delaware on October 12, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses or entities.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2023 related to the Company’s formation and the initial public offering, which is described below and, since the offering, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s Sponsor is VO Sponsor, LLC.

The Registration Statement for the Company’s IPO was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated its IPO of 15,500,000 Units at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 and the sale of an aggregate of 770,000 shares at a price of $10.00 per Private Placement Share in a Private Placement to the Sponsor and Cantor that closed simultaneously with the IPO. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment options available to them and forfeited the remainder.

Transaction costs amounted to $11,381,247, consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

The Company will provide the Public Stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), EBC Shares and any Public Shares purchased during or after the IPO (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

On February 1, 2023, the Company held a special meeting of stockholders (the “February Special Meeting”). At the February Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial Business Combination from February 8, 2023 to August 8, 2023, or such earlier date as determined by the Company’s board of directors (the “February Extension”).

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

The Company agreed to deposit an aggregate amount of $200,000 (the “February Extension Payment”) in the Trust Account by February 9, 2023 and to deposit into the Trust Account the same amount as the February Extension Payment each additional month that is needed for the Company to consummate an initial Business Combination until August 8, 2023 (unless the Company’s board of directors decides to stop extending the time period earlier than such date).

On August 7, 2023, the Company held a special meeting of stockholders (the “August Special Meeting”). At the August Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial Business Combination from August 8, 2023 to February 8, 2024, or such earlier date as determined by the Company’s board of directors (the “August Extension”).

In connection with the August Special Meeting, stockholders holding 1,337,244 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $14.5 million (approximately $10.85 per Public Share) was removed from the Trust Account to pay such holders, and approximately $33.5 million remained in the Trust Account. Following redemptions, the Company had 3,086,053 Public Shares outstanding.

The Company has agreed to deposit an aggregate amount of $60,000 (the “August Extension Payment”) in the Trust Account by August 9, 2023 and to deposit into the Trust Account the same amount as the August Extension Payment each additional month that is needed for the Company to consummate an initial Business Combination until February 8, 2024 (unless the Company’s board of directors decides to stop extending the time period earlier than such date).

The Company has until February 8, 2024 to complete an initial Business Combination. If it has not completed an initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to it but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Merger Agreement

On October 24, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with European Lithium Limited, an Australian public company limited by shares (“EUR”), European Lithium AT (Investments) Limited, a BVI business company incorporated in the British Virgin Islands and a direct, wholly-owned subsidiary of EUR (“European Lithium”), Critical Metals Corp., a BVI business company incorporated in the British Virgin Islands (“Pubco”) and Project Wolf Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”), pursuant to which, upon closing of the Business Combination (the “Closing”), Pubco will acquire all of the issued and outstanding capital shares and equity interests of European Lithium from EUR and European Lithium shareholders in exchange for ordinary shares of Pubco, par value $0.001 per share (“Pubco Ordinary Shares”), European Lithium shall become a wholly owned subsidiary of Pubco and European Lithium shareholders shall become shareholders of Pubco (the “Share Exchange”); and immediately thereafter, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Pubco (the “EUR Business Combination”).

The Merger Agreement provides that at the effective time of the Closing (the “Effective Time”):

(i) all of the outstanding shares of the Company’s common stock, will be exchanged for the right to receive Pubco Ordinary Shares (following which exchange all shares of the Company’s common stock will be cancelled and cease to exist);

(ii) all of the outstanding whole warrants of the Company, entitling the holder thereof to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (collectively, the “Company Warrants”) will be assumed by Pubco and converted into the right to receive a warrant to purchase one Pubco Ordinary Share (in lieu of the Company’s common stock) at the same exercise price (collectively, the “Pubco Warrants”); and

(iii) shareholders of the Company will receive Pubco Ordinary Shares in the Share Exchange, equal to the amount of shares consisting of (i) $750,000,000, divided by (ii) the redemption amount per share of the Company’s common stock payable to the Company’s stockholders in connection with the Closing as provided in the Merger Agreement, and which is referred to as the “Closing Share Consideration.”

Upon the Effective Time, the outstanding publicly traded Units of the Company will be separated into their component securities, consisting of (a) one share of the Company’s common stock and (b) one-half of one Company Warrant (each of which shall be exchanged in accordance with the foregoing description). According to the Merger Agreement, each registered holder of the Company Warrants will be eligible to have each whole Company Warrant converted into one Pubco Warrant, following aggregation of such holder’s registered Company Warrants, and rounded down to the nearest whole warrant following such aggregation of warrants, with no issuance of a fractional Pubco Warrant.

Up to an additional 10% of the Closing Share Consideration will be contingently issuable to EUR, in the form of an earnout which is subject to certain terms and conditions relating to the price of Pubco Ordinary Shares, during the five-year period following the consummation of the Business Combination.

On January 4, 2023, the Company, EUR, European Lithium, Pubco and Merger Sub entered into that certain First Amendment to the Agreement and Plan of Merger (the “First Amendment”), pursuant to which the Merger Agreement was amended to clarify that if the transactions contemplated by the Merger Agreement are completed, Pubco shall be responsible for all of the Company’s, EUR’s and European Lithium’s transaction expenses and shall reimburse EUR for all of EUR’s and European Lithium’s transaction expenses incurred or paid prior to the closing of the EUR Business Combination.

On July 7, 2023, the Company, Pubco and Merger Sub entered into that certain Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”), pursuant to which the Merger Agreement was amended to (i) extend the date (the “Outside Date”) by which either the Company or Pubco may terminate the Merger Agreement if the EUR Business Combination has not been consummated, (ii) remove as a condition to the Closing that the Company or Pubco have net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of at least $5,000,001 (the “Net Tangible Asset Test”), unless, at the meeting of Company’s stockholders held to approve the EUR Business Combination, the Company’s stockholders reject a proposal to remove the Net Tangible Asset Test from the Company’s organizational documents and (iii) provide that the Company shall, by no later than July 14, 2023, prepare and file with the SEC a proxy statement pursuant to which it shall seek the approval of its stockholders for proposals to amend its organizational documents to extend the time period for it to consummate its initial Business Combination. The Second Amendment extended the Outside Date to the earlier of (i) the last date for the Company to consummate its initial Business Combination pursuant to an extension granted pursuant to the Company’s organizational documents and (ii) September 8, 2023.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $1,075 of cash in its operating bank account and a working capital deficit of $4,519,576 (excluding franchise and income taxes payable). As of December 31, 2022, the Company had $823,945 of cash in its operating bank account and a working capital deficit of $436,721 (excluding franchise and income taxes payable).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds to operate its business prior to an initial Business Combination. The Company has until February 8, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) management has determined that the liquidity condition, in addition to the possibility that Company would not be able to close a Business Combination through February 8, 2024, raise substantial doubt about the Company’s ability to continue as a going concern through that date. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

As discussed above, on February 1, 2023, holders of 11,076,703 shares of common stock elected to redeem their shares in connection with the February Extension. As a result, $114,362,703 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $1,143,627 should be recorded for the excise tax in connection with the above-mentioned redemptions. This liability will be reviewed and remeasured at each subsequent reporting period.

As discussed above, on August 7, 2023, holders of 1,337,244 shares of common stock elected to redeem their shares in connection with the August Extension. As a result, approximately $14.5 million will be removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $0.1 million should be recorded for the excise tax in connection with the above-mentioned redemptions. This liability will be reviewed and remeasured at each subsequent reporting period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 28, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,075 and $823,945 in cash as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on “investments held in Trust Account” in the accompanying condensed statements of operations. During the nine months ended September 30, 2023 and year ended December 31, 2022, the Company withdrew $370,145 and $762,917, respectively, of the interest income from the Trust Account to pay its tax obligations.

As of September 30, 2023, the assets held in the Trust Account were held in U.S. Treasury bills with a maturity of 185 days or less and in money market funds which invest in Treasury securities.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Expenses of Offering” (“ASC 340-10-S99-1”) and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” (“SEC Staff Accounting Bulletin Topic 5A”). Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity and stockholders’ (deficit) equity based on the underlying instruments’ relative fair value upon the completion of the IPO. If the IPO had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Funds in the Company’s Trust Account were invested in money market funds as of September 30, 2023 and classified as trading securities and Level 1 in the hierarchy of fair value measurements with carrying value approximating fair value.

	Carrying Value as of September 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
Money market funds	$33,749,670	$—	$—	$33,749,670

Funds in the Company’s Trust Account were invested in U.S. Treasury securities as of December 31, 2022 and classified as held-to-maturity and Level 1 in the hierarchy of fair value measurements as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury securities	$159,750,571	$77,162	$—	$159,827,733

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

All of the 15,500,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2023 and December 31, 2022, 3,086,053 and 15,500,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The common stock subject to possible redemption reflected on the balance sheets as of September 30, 2023 and December 31, 2022 is reconciled in the following table:

Gross Proceeds	$155,000,000
Less:
Fair value of public warrants	(6,062,414)
Common stock issuance costs	(10,936,100)
Plus:
Remeasurement of carrying value to redemption value	21,759,260
Common stock subject to possible redemption (December 31, 2022)	159,760,746
Less:
Redemption	(128,882,923)
Plus:
Remeasurement of carrying value to redemption value	2,796,444
Common stock subject to possible redemption (September 30, 2023)	$33,674,267

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Redeemable Common Stock
Net loss allocable to redeemable common stock	$(62,423)	$(45,347)	$(127,065)	$(278,683)
Basic and diluted weighted average shares outstanding, redeemable common stock	3,638,393	15,500,000	5,457,155	15,500,000
Basic and diluted net loss per common stock	$(0.02)	$(0.00)	$(0.02)	$(0.02)
Non-Redeemable Common Stock
Net loss allocable to non-redeemable common stock	$(107,584)	$(18,345)	$(146,005)	$(112,743)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,270,600	6,270,600	6,270,600	6,270,600
Basic and diluted net loss per common stock	$(0.02)	$(0.00)	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, including funds held in trust on behalf of the Company, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the accompanying unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 219.370% and (186.01)% for the three months ended September 30, 2023 and 2022, respectively, (329.159%) and 56.40% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued FASB ASU 2016-13–Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 8, 2021, the Company consummated its IPO of 15,500,000 Units, which included the partial exercise of 2,000,000 of the underwriters’ full 2,025,000 over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $155,000,000. Each Unit consists of one share of common stock and one-half of one redeemable warrant. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Note 4 — Private Placement Shares

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor and Cantor purchased an aggregate of 770,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $7,700,000. Of the total Private Placement Shares sold, 722,750 were purchased by the Sponsor, and 47,250 were purchased by Cantor.

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

Note 5 — Related Party Transactions

Founder Shares

On November 20, 2020, the Sponsor paid $25,000 in consideration for 2,875,000 shares of common stock (the “Founder Shares”). On March 2, 2021, the Company effected a stock dividend of 1.25-for-1 for each common stock held by the Sponsor, resulting in the Sponsor holding an aggregate of 3,593,750 shares of common stock, of which up to 468,750 shares were subject to forfeiture. On September 15, 2021, the Company effected an additional 1.4-for-1 dividend, resulting in 5,031,250 Founder Shares, of which up to 656,250 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor collectively owns shares equal to 35% of the shares issued in the IPO.

On November 3, 2021, the Company effected an additional 1.08-for-1 dividend, and as a result, the Company’s initial stockholders held 5,433,750 Founder Shares, which included an aggregate of up to 708,750 shares subject to forfeiture. On November 8, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 2,000,000 Units out of the 2,025,000 available to them and forfeited the remainder. As a result, 8,750 Founder Shares were forfeited resulting in an aggregate of 5,425,000 Founder Shares outstanding.

The Company’s Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares or Private Placement Shares until the date of the consummation of the Company’s initial Business Combination. The limited exceptions include transfers, assignments or sales to the Company’s or the Sponsor’s officers, directors, consultants or their affiliates, to an entity’s members upon its liquidation, to relatives and trusts for estate planning purposes, by virtue of the laws of descent and distribution upon death, pursuant to a qualified domestic relations order, to the Company for no value for cancellation in connection with the consummation of the Company’s initial Business Combination or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to be bound by these transfer restrictions.

Promissory Notes — Related Party

On December 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and expired upon the consummation of the IPO. As of September 30, 2023, and December 31, 2022, the Company had $129,437 and $153,127 outstanding under the Promissory Note, respectively, which is now without fixed terms and due on demand. The Sponsor acknowledged that the Company is not in default.

On February 6, 2023, the Company issued a promissory note in the principal amount of $200,000 to the Sponsor in connection with payments to be made into the Trust Account for the Extension (the “Extension Note”). The Extension Note bears no interest and is due and payable upon the consummation of the Company’s initial Business Combination. As of September 30, 2023, the Company had borrowed an additional principal amount of $400,000 on the same terms as the Extension Note.

On February 6, 2023, the Sponsor raised $400,000 from existing Company investors, and on April 17, 2023, the Sponsor loaned to the Company $400,000 to partially fund the February Extension and to provide working capital to the Company.

On July 6, 2023, the Sponsor raised $200,000 from existing Company investors and loaned to the Company $200,000 to partially fund the February Extension and to provide working capital to the Company.

On July 31, 2023, the Sponsor raised $175,000 from existing Company investors and loaned to the Company $175,000 to cover working capital expenses and certain extension payments.

On August 30, 2023, the Sponsor raised $60,000 from existing Company investors and loaned to the Company $60,000 to cover working capital expenses and certain extension payments.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2023, $30,000 and $90,000 had been incurred and paid, respectively. For the three and nine months ended September 30, 2022, $30,000 and $90,000 had been incurred and paid, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, make Working Capital Loans. Each loan would be evidenced by a promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and EBC Shares, as well as the holders of any warrants the Company’s Sponsor, officers, directors or their affiliates may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from lock-up. The holders of a majority of the Founder Shares, EBC Shares, and warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after consummation of the Business Combination. Notwithstanding anything to the contrary, EBC and Cantor may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the Registration Statement of which the prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination; provided, however, that EBC and Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the Registration Statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to that certain Underwriting Agreement, dated as of November 3, 2021 (the “Underwriting Agreement”) by and between the Company and Cantor, the Company granted the underwriters a 45-day option from the date of IPO to purchase up to 2,025,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 8, 2021, the underwriters partially exercised this option and purchased an additional 2,000,000 Units and forfeited the remaining 25,000 available.

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

On October 26, 2023, the Company and Cantor entered into an amendment (the “Underwriting Agreement Amendment”) to the Underwriting Agreement, pursuant to which Cantor agreed to accept payment of the deferred underwriting commission payable to Cantor under Section 1.3 of the Underwriting Agreement in a number of shares of common stock of the Company (or the equivalent publicly traded shares of the Company’s successor in the EUR Business Combination, the “Deferred Commission Shares”) equal to 900,000 Deferred Commission Shares.

The payment in Deferred Commission Shares under the Underwriting Agreement Amendment is conditioned on the Closing of the EUR Business Combination. Cantor was also given registration rights with respect to any Deferred Commission Shares. The proceeds from the issuance of the Deferred Commission Shares instead of the cash payment required under the Underwriting Agreement will be used to fund the transaction expenses and other liabilities of the Company.

Consulting and Advisory Services Fees

The Company engaged Cohen & Company Capital Markets (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO, net of underwriter’s expenses. This fee was deducted from the underwriting fees paid to Cantor as described above. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of the Company’s initial Business Combination. The Company has also engaged CCM as an advisor in connection with the Company’s initial Business Combination for which it will earn an advisory fee of 1.5% of the proceeds of the IPO payable at the Closing, which will be deducted from the deferred underwriting fee paid to Cantor as described above. CCM’s fees will be offset from the underwriting fees described above and will not result in any incremental fees to the Company.

CCM is engaged to represent the Company’s interests only and did not participate in the IPO as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM did not act as an underwriter in connection with the IPO, it did not identify or solicit potential investors in the IPO or otherwise was not involved in the distribution of the IPO.

On April 25, 2022, the Company entered into an agreement with BTIG, LLC (“BTIG”) for capital market advisory services in relation to the management of the redemptions of Public Shares in connection with the anticipated Business Combination. The Company will pay BTIG a base advisory fee of $1,500,000, plus an additional fee of up to $3,750,000 depending on the amount of funds remaining in the Trust Account. The advisory fee is to be paid upon completion of the Business Combination.

On August 11, 2022, the Company entered into an additional agreement with CCM for financial and market advisory services in connection with the anticipated Business Combination. The agreement stipulates a transaction fee of $5,000,000 to be paid upon successful completion of the Business Combination.

On August 18, 2022, the Company entered into an agreement with CCM and Jett Capital Advisors, LLC (“Jett Capital”) to act as co-placement agents in the event the Company raises a PIPE financing in connection with the Business Combination. As compensation for their services as co-placement agents, CCM and Jett Capital are collectively entitled to a cash fee of 5% of the PIPE financing proceeds, to be shared equally between CCM and Jett Capital.

On September 10, 2022, the Company entered in a consulting agreement with the ICR LLC (“ICR”) to provide certain services related to the Business Combination. ICR’s compensation consists of the following:

●	$20,000 per month until the three (3) month anniversary of the announcement date of the Business Combination, pro-rated for any partial month, which is expensed by the Company as incurred;

●	a transaction fee of $250,000, payable immediately upon completion of the Business Combination (and which shall be waived if the Business Combination is not completed for any reason) and

●	a performance-based fee of $250,000, payable immediately upon completion of the Business Combination, based on certain performance indicators related to market capitalization of the combined company.

Except for ICR’s monthly fees, which the Company records in its results of operations as they are incurred, all other arrangements described in this section are contingent upon the Closing and related PIPE financing and will be recorded upon their completion.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2023, there were 9,356,653 shares of common stock issued and outstanding, which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Placement Shares and 3,086,053 Public Shares. As of December 31, 2022, there were 21,770,600 shares of common stock issued and outstanding, which includes 5,425,000 Founder Shares, 75,600 EBC Shares, 770,000 Private Placement Shares and 15,500,000 Public Shares.

EBC Shares — On October 12, 2020, the Company issued to the designees of EBC 100,000 EBC Shares for nominal consideration. On March 2, 2021, the Company effected a 1.25-for-1 dividend resulting in 125,000 EBC Shares, 25,000 of which EBC returned to the Company, at no cost, resulting in 100,000 EBC shares. On March 9, 2021, the Company issued to EBC and its designees an additional 100,000 EBC Shares at a price of $0.0001 per share, resulting in 200,000 EBC Shares being outstanding.

On July 12, 2021, EBC returned 150,000 EBC Shares to the Company, at no cost, which were subsequently canceled. This return resulted in pre-dividend EBC Shares outstanding of 50,000. The number of EBC Shares outstanding increased to 70,000 after giving effect to the stock dividend of 1.4-for-1 on September 15, 2021, which is what was outstanding as of September 30, 2021. On November 3, 2021, the Company issued a stock dividend of 1.08-for-1, which resulted in 75,600 EBC Shares outstanding.

The Company accounted for the EBC Shares as a charge directly to stockholders’ deficit. The Company estimated the fair value of representative shares to be $870.

The holders of the EBC Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the Company’s initial Business Combination. In addition, the holders of the EBC Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Company’s initial Business Combination within the Combination Period.

Public Warrants — As of September 30, 2023 and December 31, 2022, there were 7,750,000 Public Warrants issued or outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of Warrants

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable;

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third business day prior to the notice of redemption to the warrant holders and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (i) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions) and (iii) the volume weighted average trading price of its common stock during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 25, 2023, Sizzle and Pubco entered into a binding term sheet (the “Term Sheet”) with Vellar Opportunities Fund Master, LTD. (the “Investor”) with respect to a potential investment (the “Proposed Investment”) by the Investor in the Company’s common stock and/or Pubco Ordinary Shares, in the aggregate amount of up to 20 million shares. The primary purpose of the Proposed Investment is to provide cash to Pubco following the closing of the EUR Business Combination.

Pursuant to the Term Sheet, the Investor may, but is not obligated, to purchase shares (the “Recycled Shares”) of the Company’s common stock from third parties (other than the Company) through a broker in the open market (other than through the Company) prior to the closing of the Business Combination. Any purchases of Recycled Shares will be at a price no greater than the redemption price per share (the “Initial Price”) determined in accordance with Section 9.2(b) of the Company’s Amended and Restated Certificate of Incorporation. In respect of the Recycled Shares, Investor would (i) agree to waive any redemption rights under the Company’s Amended and Restated Certificate of Incorporation with respect to any Recycled Shares in connection with the Business Combination and (ii) agree not to vote such Recycled Shares in connection with the EUR Business Combination. Upon the closing of the EUR Business Combination, Pubco would pay the Investor directly from the Trust Account of the Company a cash amount equal to (i) the number of any Recycled Shares purchased by the Investor, multiplied by (ii) the Initial Price (the “Prepayment Amount”), in accordance with the terms and conditions of the Term Sheet.

According and subject to the Term Sheet, upon the closing of the EUR Business Combination, Pubco will issue up to 20 million Pubco Ordinary Shares to the Investor, less the amount of any Recycled Shares purchased by the Investor, in exchange for a cash investment by the Investor in Pubco pursuant to the terms of the Term Sheet, which provides for a series of payments, including an initial payment of $10 million in the aggregate at the closing of the EUR Business Combination, less the amount funded under the Prepayment Amount (the “Funding Election Amount”). Pubco may receive subsequent payments pursuant to receiving an optional early settlement notice from the Investor, or via a cash settlement following the Valuation Period (as defined in the Term Sheet).

A termination fee (the “Termination Fee”) equal to (i) all of the Investor’s reasonable costs and expenses relating to the Proposed Investment (not to exceed $50,000), (ii) $200,000 in cash and (iii) 200,000 Pubco Ordinary Shares, shall be payable by Pubco to the Investor in the event the Proposed Investment is terminated by the Company and the EUR Business Combination closes. The Termination Fee shall be payable only in the event that the Business Combination is terminated pursuant to the terms and conditions of the Merger Agreement. Subject to the provisions of the Trust Account waiver relating to the Trust Account of the Company and payment of the Termination Fee described in the provisions of the Term Sheet relating the Termination Fee, the Company and/or Pubco may terminate the Proposed Investment at any time, in its sole discretion, on or prior to the time that the Investor first purchases any Recycled Shares after the deadline for redemptions of shares of the Company’s common stock under the Company’s Amended and Restated Certificate of Incorporation (the “Redemption Deadline”). The Company and/or Pubco may not terminate the Proposed Investment after the Investor purchases any Recycled Shares after the Redemption Deadline. The Investor may novate the Term Sheet to third parties at any time after execution of definitive documentation in connection with the Proposed Transaction, as provided in the Term Sheet (and subject to such parties executing the applicable Trust Account waiver relating to the Trust Account of the Company).

The Term Sheet is binding on the parties. In addition, the Term Sheet contemplates negotiation of, and agreement upon, definitive documentation for the Proposed Investment. There can be no assurance that the Company, Pubco and the Investor will enter into definitive documentation with respect to the Proposed Investment, or, if entered into, there is no certainty of the terms that will be contained in such documentation, or that the transactions contemplated by the Term Sheet will be consummated.

On October 26, 2023, the Company and Cantor entered into the Underwriting Agreement Amendment. Pursuant to the Underwriting Agreement Amendment, Cantor agreed to accept payment of the deferred underwriting commission payable to Cantor under Section 1.3 of the Underwriting Agreement in a number of shares of common stock of the Company (or Deferred Commission Shares) equal to 900,000 Deferred Commission Shares.

The payment in Deferred Commission Shares under the Underwriting Agreement Amendment is conditioned on the Closing of the EUR Business Combination. Cantor was also given registration rights with respect to any Deferred Commission Shares. The proceeds from the issuance of the Deferred Commission Shares instead of the cash payment required under the Underwriting Agreement will be used to fund the transaction expenses and other liabilities of the Company.

On October 10, 2023, the Sponsor raised $75,000 from existing Company investors and loaned to the Company $75,000 to cover working capital expenses and certain extension payments.

On November 2, 2023, the Sponsor raised up to $120,000 from existing Company investors and agreed to loan to the Company up to $120,000 to cover working capital expenses and certain extension payments.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

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

Our Sponsor is VO Sponsor, LLC. The IPO Registration Statement was declared effective on November 3, 2021. On November 8, 2021, we consummated our initial public offering of 15,500,000 Units at $10.00 per Unit (which included a partial exercise of the underwriters’ over-allotment option), which is discussed in Note 3 of the financial statements included elsewhere under “Item 1. Financial Statements” and the sale of an aggregate of 770,000 shares at a price of $10.00 per Private Placement Share in a Private Placement to the Sponsor and Cantor that closed simultaneously with the initial public offering. On November 8, 2021, the underwriter exercised 2,000,000 of the full 2,025,000 over-allotment option available to it and forfeited the remainder. Due to the partial exercise of the over-allotment option, the initial stockholders forfeited 8,750 Founder Shares. Transaction costs amounted to $11,381,247, consisting of $2,700,000 of underwriting commissions, $8,150,000 of deferred underwriting fees and $531,247 of other cash offering costs.

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

Following the closing of the initial public offering on November 8, 2021, $158,100,000 ($10.20 per Unit) from the net proceeds sold in the initial public offering and the proceeds of the sale of the Private Placement Shares, was deposited in a Trust Account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay our franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the initial public offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (a) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete the initial Business Combination within the Combination Period; or (b) with respect to any other material provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Public Shares if we are unable to complete the initial Business Combination within the Combination Period, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination.

We will have until February 8, 2024, the end of the Combination Period, unless our board of directors determines not to extend it that long, to complete an initial Business Combination. If we have not completed an initial Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

EUR Business Combination

On October 24, 2022, we entered into the Merger Agreement with EUR, European Lithium, Pubco and Merger Sub, pursuant to which, upon the Closing Pubco will acquire all of the issued and outstanding capital shares and equity interests of European Lithium from EUR and European Lithium shareholders in exchange for Pubco Ordinary Shares, European Lithium shall become a wholly owned subsidiary of Pubco and European Lithium shareholders shall become shareholders of Pubco; and immediately thereafter, Merger Sub will merge with and into us, with us continuing as the surviving entity and wholly owned subsidiary of Pubco.

For a full description of the Merger Agreement and the proposed EUR Business Combination, please see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023.

Extension Amendments and Redemptions

On February 1, 2023, we held the February Special Meeting and approved the February Extension. In connection with the February Extension, stockholders holding 11,076,703 shares of common stock exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of approximately $114.3 million, or approximately $10.32 per share, to redeeming stockholders in connection with the February Extension. For each one-month extension, our Sponsor loaned us $200,000 to be deposited into the Trust Account for shares of common stock not redeemed in connection with the February Extension. The first deposit was made on February 6, 2023, and subsequent monthly deposits were made through our extension date of August 8, 2023.

On August 7, 2023, we held the August Special Meeting and approved the August Extension. In connection with the August Extension, stockholders holding 1,337,244 shares of common stock exercised their right to redeem such shares for a pro rata portion of the Trust Account. We will pay cash in the aggregate amount of approximately $14.5 million, or approximately $10.85 per share, to redeeming stockholders in connection with the August Extension. For each one-month extension, our Sponsor will loan us $60,000 to be deposited into the Trust Account for shares of common stock not redeemed in connection with the August Extension. The first deposit will be made on or about August 9, 2023, and subsequent deposits are payable monthly through our extension date of February 8, 2024 (if we fully extend the term we have to complete our initial Business Combination). Our board has the sole discretion whether to continue extending for additional calendar months until February 8, 2024, the end of the Combination Period. Immediately after the August Extension, the amount in the Trust Account was approximately $33.5 million.

Recent Developments

On October 25, 2023, we and Pubco entered into the Term Sheet with the Investor with respect to the Proposed Investment by the Investor in the our common stock and/or Pubco Ordinary Shares, in the aggregate amount of up to 20 million shares. The primary purpose of the Proposed Investment is to provide cash to Pubco following the closing of the EUR Business Combination.

Pursuant to the Term Sheet, the Investor may, but is not obligated, to purchase Recycled Shares of our common stock from third parties (other than us) through a broker in the open market (other than through us) prior to the closing of the Business Combination. Any purchases of Recycled Shares will be at a price no greater than the Initial Price determined in accordance with Section 9.2(b) of our Amended and Restated Certificate of Incorporation. In respect of the Recycled Shares, Investor would (i) agree to waive any redemption rights under our Amended and Restated Certificate of Incorporation with respect to any Recycled Shares in connection with the Business Combination and (ii) agree not to vote such Recycled Shares in connection with the EUR Business Combination. Upon the closing of the EUR Business Combination, Pubco would pay the Investor directly from our Trust Account a cash amount equal to (i) the number of any Recycled Shares purchased by the Investor, multiplied by (ii) the Prepayment Amount in accordance with the terms and conditions of the Term Sheet.

According and subject to the Term Sheet, upon the closing of the EUR Business Combination, Pubco will issue up to 20 million Pubco Ordinary Shares to the Investor, less the amount of any Recycled Shares purchased by the Investor, in exchange for a cash investment by the Investor in Pubco pursuant to the terms of the Term Sheet, which provides for a series of payments, including an initial payment of $10 million in the aggregate at the closing of the EUR Business Combination, less the Funding Election Amount. Pubco may receive subsequent payments pursuant to receiving an optional early settlement notice from the Investor, or via a cash settlement following the Valuation Period (as defined in the Term Sheet).

The Termination Fee equal to (i) all of the Investor’s reasonable costs and expenses relating to the Proposed Investment (not to exceed $50,000), (ii) $200,000 in cash and (iii) 200,000 Pubco Ordinary Shares, shall be payable by Pubco to the Investor in the event the Proposed Investment is terminated by us and the EUR Business Combination closes. The Termination Fee shall be payable only in the event that the Business Combination is terminated pursuant to the terms and conditions of the Merger Agreement. Subject to the provisions of the Trust Account waiver relating to our Trust Account and payment of the Termination Fee described in the provisions of the Term Sheet relating the Termination Fee, we and/or Pubco may terminate the Proposed Investment at any time, in its sole discretion, on or prior to the time that the Investor first purchases any Recycled Shares after the Redemption Deadline. We and/or Pubco may not terminate the Proposed Investment after the Investor purchases any Recycled Shares after the Redemption Deadline. The Investor may novate the Term Sheet to third parties at any time after execution of definitive documentation in connection with the Proposed Transaction, as provided in the Term Sheet (and subject to such parties executing the applicable Trust Account waiver relating to our Trust Account).

The Term Sheet is binding on the parties. In addition, the Term Sheet contemplates negotiation of, and agreement upon, definitive documentation for the Proposed Investment. There can be no assurance that we, Pubco and the Investor will enter into definitive documentation with respect to the Proposed Investment, or, if entered into, there is no certainty of the terms that will be contained in such documentation, or that the transactions contemplated by the Term Sheet will be consummated.

On October 10, 2023, the Sponsor raised $75,000 from existing Company investors and loaned to us $75,000 to cover working capital expenses and certain extension payments.

On November 2, 2023, the Sponsor raised up to $120,000 from existing Company investors and loaned to us up to $120,000 to cover working capital expenses and certain extension payments.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2023 relates to our formation and the initial public offering, and since the initial public offering, identifying and evaluating prospective acquisition targets for a Business Combination, such as the EUR Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on funds in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $170,007, which consisted of formation and operating costs of $609,305, Delaware franchise tax of $10,100 and income tax provision of $116,775, offset by interest income on Trust Account of $566,173.

For the nine months ended September 30, 2023, we had net loss of $273,070, which consisted of formation and operating costs of $1,748,605, Delaware franchise tax of $55,500 and income tax provision of $392,231, offset by interest income on Trust Account of $1,923,266.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $1,075 of cash in our operating bank account and working capital of $4,519,576 (excluding franchise and income taxes payable). As of December 31, 2022, we had $823,945 of cash in our operating bank account and a working capital deficit of $436,721 (excluding franchise and income taxes payable).

On July 6, 2023, the Sponsor raised from existing Company investors and loaned to us $200,000 to partially fund the February Extension and to cover working capital expenses.

On July 31, 2023, the Sponsor raised $175,000 from existing Company investors and loaned to us $175,000 to cover working capital expenses and certain extension payments.

On August 30, 2023, the Sponsor raised $60,000 from existing Company investors and loaned to us $60,000 to cover working capital expenses and certain extension payments.

Our liquidity needs up to September 30, 2023 have been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares, the loan under an unsecured Promissory Note from the Sponsor of $150,000, which was fully drawn down as of September 30, 2023, the loans from our Sponsor on July 6, 2023, July 31, 2023 and August 30, 2023, and the cash amounts held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we may not have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial Business Combination or one year from filing the financial statements. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the initial Business Combination.

In addition, the Company has until February 8, 2024, the end of the Combination Period, to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination within the Combination Period. If an initial Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. As a result of the above, in connection with our assessment of going concern considerations in accordance with ASU 2014-15, our management has determined that the liquidity condition as well as possibility of liquidation raise substantial doubt about our ability to continue as a going concern through the earlier of the liquidation deadline of February 8, 2024 and approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Registration Rights

The holders of the Founder Shares, Private Placement Shares, EBC Shares and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement dated November 8, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggy-back” registration rights after five and seven years after the effective date of the Registration Statement and may not exercise their demand rights on more than one occasion.

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

On October 26, 2023, the Company and Cantor entered into the Underwriting Agreement Amendment, pursuant to which Cantor agreed to accept payment of the deferred underwriting commission payable to Cantor under Section 1.3 of the Underwriting Agreement in a number of shares of our common stock (or Deferred Commission Shares) equal to 900,000 Deferred Commission Shares.

The payment in Deferred Commission Shares under the Underwriting Agreement Amendment is conditioned on the Closing of the EUR Business Combination. Cantor was also given registration rights with respect to any Deferred Commission Shares. The proceeds from the issuance of the Deferred Commission Shares instead of the cash payment required under the Underwriting Agreement will be used to fund our transaction expenses and other liabilities.

Critical Accounting Estimates

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A. Offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the initial public offering and were charged to temporary equity and stockholders’ equity (deficit) based on the underlying instruments’ relative fair value upon the completion of the initial public offering. If the initial public offering had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Our financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. Our shares of common stock sold in the initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of shares of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”) or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023, we did not properly account for and classify (i) prepaid expenses, resulting in an overstatement of prepaid expenses and overstatement of non-current prepaid expenses; (ii) accrued expenses, resulting in an understatement of accrued expenses and related general and administrative expenses and (iii) deferred offering costs, resulting in an overstatement of deferred offering costs and understatement of general and administrative expenses.

In addition, we have determined that payment to one of our financial advisors was inappropriately recorded in our Statements of Operations for the year ended December 31, 2021, instead of appropriately recording it in our Statements of Changes in Stockholders’ Deficit for the same period. The impact of the misstatement is material, and we filed an amended Form 10-K for the year ended December 31, 2021, to reflect corrected amounts and their appropriate accounting treatment. Such restatement represented a further material weakness.

During quarterly period ended September 30, 2022, we identified additional material weaknesses in internal controls related to recording of accruals, proper cut off procedures, remeasurement of redeemable shares, completeness and accuracy of disclosure of commitments and contingencies and management review of financial reporting control.

During the fourth quarter of 2022, we identified additional material weaknesses over recording of our income and franchise tax provision.

None of the above listed material weaknesses were remediated through September 30, 2023.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective as of September 30, 2023, and that there were material weaknesses as identified above, we believe that our financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on June 13, 2022, (iii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 28, 2023, (iv) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, March 31, 2023 and June 30, 2023, as filed with the SEC on May 23, 2022, August 15, 2022, May 15, 2023 and August 11, 2023, respectively, (v) Quarterly Repot on Form 10-Q/A for the quarter ended September 30, 2022, as filed with the SEC on March 24, 2023 and (vi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to EUR and the EUR Business Combination, please see the Registration Statement on Form F-4, filed by Critical Metals Corp. on December 23, 2022, as amended.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities or affect the operations or financial condition of potential target companies, and to other company- or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our initial public offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on December 20, 2021. There has been no material change in the planned use of proceeds from our initial public offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 7, 2023, we held the August Special Meeting and approved, among other things, the August Extension, which extended the date by which we must consummate a business combination from August 8, 2023 (which was 21 months from the closing of the initial public offering) to February 8, 2024 (or such earlier date as determined by the board). In connection with the August Extension, stockholders holding 1,337,244 Public Shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of approximately $14.5 million, or approximately $10.85 per share to redeeming stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	1,337,244	$10.85	—	—

September 1 – September 30, 2023	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description
1.1	Amendment to Underwriting Agreement, dated October 26, 2023, between the Company and Cantor (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2023).
2.1	Second Amendment to Agreement and Plan of Merger, dated by and among the Company, EUR, European Lithium, Pubco and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2023).
3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2023).
10.1	Term Sheet, dated October 25, 2023, by and among Investor, the Company and Pubco (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(A) and Rule 15d-14(A) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(A) and Rule 15d-14(A) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sizzle Acquisition Corp.

November 17, 2023	By:	/s/ Steve Salis
	Name:	Steve Salis
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 17, 2023	By:	/s/ Daniel Lee
	Name:	Daniel Lee
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)